Form 10-Q
period 2025-09-30
Bitcoin Infrastructure Acquisition Corp Ltd
filed 2026-01-12
CIK 2082542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from          to

Commission file number: 001-42982

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1200 N. Federal Hwy, Suite 200 Boca Raton, FL	33432
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 207-0090

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one Redeemable Warrant	BIXIU	The Nasdaq Stock Market LLC
Class A ordinary share, par value $0.0001 per share	BIXI	The Nasdaq Stock Market LLC
Redeemable Warrant - each warrant exercisable to purchase one Class A ordinary share at $11.50 per share	BIXIW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of January 9, 2026, there were 22,770,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheet as of September 30, 2025 (Unaudited)	1
	Condensed Statements of Operations for the three months ended September 30, 2025 (Unaudited) and for the period from June 9, 2025 (Inception) through September 30, 2025 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2025 and for the period from June 9, 2025 (Inception) through September 30, 2025 (Unaudited)	3
	Condensed Statement of Cash Flows for the period from June 9, 2025 (Inception) through September 30, 2025 (Unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	26
Item 1A.	Risk Factors.	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3.	Defaults Upon Senior Securities.	26
Item 4.	Mine Safety Disclosures.	26
Item 5.	Other Information.	26
Item 6.	Exhibits.	27

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

CONDENSED BALANCE SHEET

September 30, 2025
(Unaudited)
ASSETS
Current asset – cash	$37,006
Deferred offering costs	188,101
Total Assets	$225,107

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$15,296
Accrued offering costs	77,800
Promissory note – related party	149,000
Total Liabilities	242,096

Shareholder’s Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized; none issued or outstanding	-
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 7,666,667(1)(2) shares issued and outstanding	767
Additional paid-in capital	24,233
Accumulated deficit	(41,989)
Total Shareholder’s Deficit	(16,989)
TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$225,107

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 8).
(2)	On December 3, 2025, the underwriters partially exercised the over-allotment option in the amount of 2,000,000 Units (Note 1). As such, up to 333,334 Class B ordinary shares remained subject to forfeiture if the remaining over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2025	For the Period From June 9, 2025 (inception) Through September 30, 2025
	(Unaudited)	(Unaudited)
Formation, general and administrative costs	$40,842	$41,989
Loss from operations	(40,842)	(41,989)
Net loss	$(40,842)	$(41,989)

Basic and diluted weighted average Class B ordinary shares outstanding(1)	6,666,667	6,666,667
Basic and diluted net loss per Class B ordinary share	$(0.01)	$(0.01)

(1)	Excludes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD FROM JUNE 9, 2025
(INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class B Ordinary shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 9, 2025 (inception)	-	$-	$-	$-	$-
Net loss	-	-	-	(1,147)	(1,147)
Balance as of June 30, 2025 (Unaudited)	-	-	-	(1,147)	(1,147)
Issuance of Class B ordinary shares	7,666,667	767	24,233	-	25,000
Net loss	-	-	-	(40,842)	(40,842)
Balance as of September 30, 2025 (Unaudited)	7,666,667	$767	$24,233	$(41,989)	$(16,989)

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

CONDENSED STATEMENT OF CASH FLOWS

For the Period From June 9, 2025 (inception) Through September 30, 2025
(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(41,989)
Changes in operating assets and liabilities:
Accounts payable	15,296
Net cash used in operating activities	(26,693)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares	25,000
Proceeds from promissory note – related party	149,000
Payment of offering costs	(110,301)
Net cash provided by financing activities	63,699

Net change in cash	37,006
Cash, beginning of the period	-
Cash, end of the period	$37,006

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$77,800

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 1 — Organization and Business Operations

Bitcoin Infrastructure Acquisition Corp Ltd. (formerly known as Meteora Venture Partners Acquisition Corporation V Ltd.) (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on June 9, 2025. The Company was incorporated for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target, and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of September 30, 2025, the Company has not commenced any operations. All activity for the period from June 9, 2025 (inception) through September 30, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash and cash equivalents and dividend income from marketable securities purchased from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

On December 3, 2025, the Company consummated the initial public offering (the “Initial Public Offering”) of 22,000,000 units (the “Units”), including the partial exercise by the underwriters of their over-allotment option in the amount of 2,000,000 Units, at $10.00 per Unit, generating gross proceeds of $220,000,000. Each Unit consists of one Class A ordinary share (the “Public Shares”), and one-half of one redeemable warrant (the “Public Warrants”) (see Note 9).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 770,000 units (the “Private Units” and, with respect to the Class A ordinary shares included in the Private Units being offered, the “Private Placement Shares”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Samara Acquisition Sponsor V Ltd. (the “Sponsor”), and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC and Clear Street, LLC (the “Underwriters”), the representative of the underwriter in the Initial Public Offering, generating gross proceeds of $7,700,000. Each Private Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9).

Transaction costs amounted to $13,717,902, consisting of $4,400,000 of cash underwriting fee, up to $8,800,000 of deferred underwriting fee (based on the percentage of funds remaining in the Trust Account after redemptions of Public Shares in accordance with the Underwriting Agreement between the Company and the Underwriters), a $102,000 over-allotment option liability, and $415,902 of other offering costs (see Note 9).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, an aggregate of $10.00 per Unit sold in the Initial Public Offering, or $220,000,000, from the net proceeds of the sale of the Units and the Private Units, was placed in a trust account (the “Trust Account”) and is initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination (see Note 9). To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares, regardless of whether they abstain, vote for, or vote against, our initial Business Combination upon completion of our initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially $10.00 per Public Share. The ordinary shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to pay our taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they agreed to waive their redemption rights with respect to any shares held by them in connection with the completion of our initial Business Combination. Additionally, the Sponsor, officers and directors agreed to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Shares if we fail to complete our initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the Trust Account. If we do not complete the initial Business Combination within the prescribed time frame, the Private Units (and the securities comprising such units) will be worthless. Furthermore, the Sponsor, officers and directors will agree not to transfer, assign or sell any of their respective founder shares and Private Units until the date that is (i) in the case of the founder shares, the earlier of (A) six months after the date of the consummation of an initial Business Combination or (B) subsequent to an initial Business Combination, the date on which consummation of a liquidation, merger, stock exchange or other similar transaction after an initial Business Combination which results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (ii) in the case of the Private Units or any securities underlying the Private Units, until 30 days after the completion of an initial Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares and Private units (the “Lock-up”).

The Company’s Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

As of September 30, 2025, the Company had $37,006 in cash and a working capital deficit of $205,090. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, the Company does not have sufficient liquidity to meet its working capital needs until a minimum of one year from the date of issuance of this financial statement. However, the Company completed its Initial Public Offering on December 3, 2025 which provides sufficient liquidity to meet its working capital needs until a minimum of one year from the date of issuance of this financial statement. The Company cannot assure that its plans to raise capital or consummate an initial Business Combination will be successful.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on December 2, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on December 10, 2025. The interim results for the period from June 9, 2025 (inception) through September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $37,006 of cash, and no cash equivalents as of September 30, 2025.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional costs to be incurred, will be charged to operations. Should the Proposed Public offering prove to be successful, these deferred costs, as well as additional costs to be incurred, will be charged to shareholder’s equity upon completion of the offering.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Net Loss per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average Class B ordinary shares were reduced for the effect of an aggregate of 1,000,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Note 8). At September 30, 2025 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Class B ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the period presented.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated the classification of the warrant instruments and accounted for the Warrants under equity treatment at their relative fair values. There are no Public Warrants or Private Placement Warrants outstanding as of September 30, 2025.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on June 9, 2025, the date of its inception.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on December 3, 2025, the Company sold 22,000,000 Units (including 2,000,000 Units sold pursuant to the underwriters’ over-allotment option) at a purchase price of $10.00 per Unit. Each Unit sold has a price of $10.00 and consists of one Public Share and one-half of one Public Warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Public Warrants — As of September 30, 2025, there were no Public Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Warrant and will have no obligation to settle such Warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the Warrants is then effective and a prospectus relating thereto is current. No Warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a Warrant unless the Class A ordinary share issuable upon such Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Warrant, the holder of such Warrant will not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Warrant. In the event that a registration statement is not effective for the exercised Warrants, the purchaser of a Unit containing such Warrant will have paid the full purchase price for the Unit solely for the Class A ordinary share underlying such Unit.

Under the terms of the warrant agreement, the Company will agree that, as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the Warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, Warrant holders may, commencing on the 61st day until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00: The Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial Business Combination and ending three business days before the Company sends the notice of redemption to the Warrant holders.

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each Warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Underwriters purchased an aggregate of 770,000 Private Units (including 70,000 Private Units pursuant to the underwriters’ over-allotment option), at a price of $10.00 per Private Unit, or $7,700,000 in the aggregate. Of those 770,000 Private Units, the Sponsor purchased 550,000 Private Units and the Underwriters purchased 220,000 Private Units. Each Private Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. As of September 30, 2025, there were no Private Placement Warrants outstanding.

The Private Placement Warrants will be identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Representative, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Representative, LLC and/or its designees, will not be exercisable more than five years from the commencement of sales in this offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

The Sponsor, officers and directors will enter into a letter agreement with the Company, pursuant to which they will agree to (i) waive their redemption rights with respect to any shares held by them in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to any shares held by them in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Shares if the Company fails to complete an initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the prescribed time frame and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares and Private Placement Shares held by them and any Public Shares purchased during or after this offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination.

Note 5 — Segment Information

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

September 30, 2025
Cash	$37,006
Due from related party	188,101
Total Assets	$225,107

	Three Months Ended September 30, 2025	For the period from June 9, 2025 (inception) through September 30, 2025
Formation, general and administrative expenses	$40,842	$41,989
Net Loss	$(40,842)	$(41,989)

The CODM reviews formation, general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation, general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs, as reported on the statement of operations, are the significant segment information provided to the CODM on a regular basis.

The CODM reviews the position of total assets available with the company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds to be raised from the public offering.

Note 6 — Related Party Transactions

Founder Shares

On July 18, 2025 the Sponsor paid $25,000, or approximately $0.004 per share, to purchase 7,666,667 Class B ordinary shares (also referred to as “founder shares”) from the Company. Up to 1,000,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. Our Sponsor transferred, pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the registration statement, 20,000 founder shares (or 60,000 in the aggregate) to each of Parker White, a director of the Company and the Company’s director nominees, Tyler Evans and Pierre Rochard, for the sum of $0.003 per share (see Note 9). The Company will account for the transfer of founder shares to the directors in accordance with ASC 718, “Stock Based Compensation” and recognize the grant date fair value of the 60,000 founder shares as compensation costs upon the consummation of the Initial Public Offering.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their respective founder shares and Private Units until the date that is (i) in the case of the founder shares, the earlier of (A) six months after the date of the consummation of an initial Business Combination or (B) subsequent to an initial Business Combination, the date on which consummation of a liquidation, merger, stock exchange or other similar transaction after an initial Business Combination which results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (ii) in the case of the Private Units or any securities underlying the Private Units, until 30 days after the completion of an initial Business Combination. Any permitted transferees will be subject to the Lock-up.

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due at the earlier of (i) the closing of the Initial Public Offering or (ii) the date which the Company determines not to proceed with the Initial Public Offering. The Promissory Note will be repaid out of the offering proceeds that has been allocated to the payment of offering expenses. As of September 30, 2025, the Company had borrowed $149,000 under the Promissory Note. The Promissory Note was repaid in full on December 15, 2025 (see Note 9).

Administrative Services Agreement

Commencing on the effective date of the Registration Statement, the Company entered into an agreement with our Sponsor to pay an aggregate of $20,000 per month for company administration, office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $20,000 per month fee.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If we complete an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2025, no such Working Capital Loans were outstanding.

Note 7 — Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of this offering, (ii) Private Units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) which will be issued in a private placement simultaneously with the closing of this offering and (iii) Private Units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of an initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering.

The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. Notwithstanding anything to the contrary, Representative may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, Representative may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which this prospectus forms a part. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On December 3, 2025, the underwriter exercised its option to purchase an additional 2,000,000 Units pursuant, generating additional proceeds of $20,000,000 (see Note 9).

The underwriter was paid a cash underwriting discount of 2.00% of the gross proceeds of the units offered in the Initial Public Offering, or $4,400,000 in the aggregate. The underwriter used $2,200,000 of such funds to purchase from the Company 220,000 Private Placement Units at $10.00 per unit (see Note 9). Additionally, the underwriter is entitled to a deferred underwriting commission of 4.00% of the gross proceeds of the Initial Public Offering held in the Trust Account (based on the percentage of funds remaining in the Trust Account after redemptions of Public Shares in accordance with the Underwriting Agreement between the Company and the Underwriters), or up to $8,800,000 in the aggregate. The deferred underwriter commission will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 8 — Shareholder’s Equity

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2025, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On July 18, 2025, the Company issued 7,666,667 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. The founder shares include an aggregate of up to 1,000,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriter in full. As of September 30, 2025, there were 7,666,6667 Class B ordinary shares issued and outstanding.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if the Company fails to consummate an initial Business Combination) concurrently with or immediately following the consummation of an initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of this offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares comprising part of the Private Units and the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to our Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination and any Class A ordinary shares redeemed by public shareholders in connection with any amendment to our amended and restated memorandum and articles of association made prior to the consummation of the initial business combination (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-business combination activity; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Company’s amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, a special resolution under Cayman Islands law and the Company’s amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the Company’s ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of an initial Business Combination, only holders of the Company’s Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Company’s Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of an initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than those disclosed below.

The Sponsor transferred, pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the registration statement, 20,000 founder shares (or 60,000 in the aggregate) to each of Parker White, a director of the Company and the Company’s director nominees, Tyler Evans and Pierre Rochard, for the sum of $0.003 per share.

On December 3, 2025, the Company consummated the Initial Public Offering of 22,000,000 Units, including the partial exercise by the underwriters of their over-allotment option in the amount of 2,000,000 Units, at $10.00 per Unit, generating gross proceeds of $220,000,000. Each Unit consists of one Public Share, and one-half of one Public Warrant.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 770,000 Private at a price of $10.00 per Private Unit, in a private placement to the Sponsor, and the Underwriters, generating gross proceeds of $7,700,000. Each Private Unit consists of one Class A ordinary share and one-half of one Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Following the closing of the Initial Public Offering, an aggregate of $10.00 per Unit sold in the Initial Public Offering, or $220,000,000, from the net proceeds of the sale of the Units and the Private Units, was placed in a Trust Account and is initially invested in cash.

On December 3, 2025, the underwriter exercised its option to purchase an additional 2,000,000 Units pursuant, generating additional proceeds of $20,000,000.

On December 3, 2025, the underwriter was paid a cash underwriting discount of 2.00% of the gross proceeds of the units offered in the Initial Public Offering, or $4,400,000 in the aggregate. The underwriter used $2,200,000 of such funds to purchase from us 220,000 Private Placement Units at $10.00 per unit.

Transaction costs amounted to $13,717,902, consisting of $4,400,000 of cash underwriting fee, up to $8,800,000 of deferred underwriting fee (based on the percentage of funds remaining in the Trust Account after redemptions of Public Shares in accordance with the Underwriting Agreement between the Company and the Underwriters), a $102,000 over-allotment option liability, and $415,902 of other offering costs.

On December 5, 2025, the Sponsor deposited $1,175,000 of cash into the Company’s operating account. These amounts were related to deposits in transit on the closing date of the Initial Public Offering.

On December 15, 2025, the Company repaid the Sponsor $149,000 for amounts outstanding under the Promissory Note. As such, the Promissory Note was repaid in full and is no longer available for draw down.

On December 19, 2025, the Company entered into a consulting agreement (the “Consulting Agreement”) with Ryan Gentry pursuant to which Mr. Gentry agreed to provide the Company with consulting services, which may include but are not limited to, assisting with analysis and advice regarding the potential investment opportunities for special purpose acquisition companies, accounting and bookkeeping, and administrative support. Pursuant to the terms of the Consulting Agreement, Mr. Gentry is entitled to a consulting fee of $12,500 per month, payable at the end of each monthly period. The Consulting Agreement will terminate automatically upon completion of a business combination by the Company, unless sooner terminated by either party subject to the terms and conditions therein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise stated or the context otherwise requires, references in this quarterly report to (i) the “Company,” “us,” or “we” are to Bitcoin Infrastructure Acquisition Corp Ltd., a Cayman Islands exempted company; (ii) “founder shares” are to shares of our Class B ordinary shares initially purchased by our Sponsor in a private placement prior to our Initial Public Offering, and the shares of our Class A ordinary shares issued upon the conversion thereof; and (iii) “Sponsor” are to Samara Acquisition Sponsor V Ltd., a Delaware limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This quarterly report, including statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not a forward-looking statement. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying some of the important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the discussion under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in our final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 2, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a newly incorporated blank check company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We have not selected any specific business combination target, and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to a business combination with us. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering (as defined below) and the sale of the Private Units (as defined below), our shares, debt or a combination of cash, shares and debt. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the sale of the private units, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt.

The issuance of additional ordinary shares or the creation of one or more classes of preference shares during our initial business combination:

●	may significantly dilute the equity interest of investors in this offering who would not have pre-emption rights in respect of any such issue;

●	may subordinate the rights of holders of ordinary shares if the rights, preferences, designations and limitations attaching to the preference shares are senior to those afforded our ordinary shares;

●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our public shares.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if any document governing such debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering that closed on December 3, 2025. Following the Initial Public Offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest and dividend income on cash and cash equivalents held in the Trust Account after the Initial Public Offering. After the Initial Public Offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of this offering through $25,000 paid by the Sponsor to cover certain of our offering and formation costs in exchange for the issuance of the founder shares to our Sponsor and up to $300,000 in loans from our Sponsor.

On December 3, 2025, the Company consummated the initial public offering (the “Initial Public Offering”) of 22,000,000 units (the “Units”), including the partial exercise by the underwriters of their over-allotment option in the amount of 2,000,000 Units, at $10.00 per Unit, generating gross proceeds of $220,000,000. Each Unit consists of one Class A ordinary share (the “Public Shares”), and one-half of one redeemable warrant (the “Public Warrants”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 770,000 units (the “Private Units” and, with respect to the Class A ordinary shares included in the Private Units being offered, the “Private Placement Shares”) at a price of $10.00 per Private Unit, in a private placement to the Company’s sponsor, Samara Acquisition Sponsor V Ltd. (the “Sponsor”), and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC and Clear Street, LLC (the “Underwriters”), the representative of the underwriter in the Initial Public Offering, generating gross proceeds of $7,700,000. Each Private Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Transaction costs amounted to $13,717,902, consisting of $4,400,000 of cash underwriting fee, up to $8,800,000 of deferred underwriting fee (based on the percentage of funds remaining in the Trust Account after redemptions of Public Shares in accordance with the Underwriting Agreement between the Company and the Underwriters), a $102,000 over-allotment option liability, and $415,902 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, an aggregate of $10.00 per Unit sold in the Initial Public Offering, or $220,000,000, from the net proceeds of the sale of the Units and the Private Units, was placed in a trust account (the “Trust Account”) and is initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination (see Note 9). To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private

Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

We may withdraw interest to pay our taxes, if any. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We believe that the amount of cash not held in the trust account will be sufficient to allow us to operate for at least the next 24 months from the closing of this offering, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur the following approximate expenses to be paid from the amount not held in the trust account (assuming that no over-allotment option has been exercised:

●	$400,000 of expenses for the legal, accounting and other third-party expenses attendant to the structuring and negotiating of our initial business combination;

●	$150,000 of expenses for SEC filing and other legal and accounting fees related to regulatory reporting obligations;

●	$480,000 (equal to $20,000 per month for up to 24 months) for company administration, office space, utilities, and secretarial and administrative support made available to us;

●	$250,000 for directors and officers insurance; and

●	$943,324 for working capital to cover miscellaneous expenses and general corporate purposes.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of September 30, 2025, we had $37,006 in cash, and a working capital deficiency of $205,090. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful.

Related Party Transactions

Founder Shares

On July 18, 2025 the Sponsor paid $25,000, or approximately $0.004 per share, to purchase 7,666,667 Class B ordinary shares (also referred to as “founder shares”) from the Company. Up to 1,000,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. Our Sponsor has transferred, pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the registration statement, to transfer 20,000 founder shares (or 60,000 in the aggregate) to each of Parker White, a director of the Company and the Company’s director nominees, Tyler Evans and Pierre Rochard, for the sum of $0.003 per share (see Note 9). The Company will account for the transfer of founder shares to the directors in accordance with ASC 718, “Stock Based Compensation” and recognize the grant date fair value of the 60,000 founder shares as compensation costs upon the consummation of the Initial Public Offering.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their respective founder shares and Private Units until the date that is (i) in the case of the founder shares, the earlier of (A) six months after the date of the consummation of an initial Business Combination or (B) subsequent to an initial Business Combination, the date on which consummation of a liquidation, merger, stock exchange or other similar transaction after an initial Business Combination which results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (ii) in the case of the Private Units or any securities underlying the Private Units, until 30 days after the completion of an initial Business Combination. Any permitted transferees will be subject to the Lock-up.

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due at the earlier of (i) the closing of the Initial Public Offering or (ii) the date which the Company determines not to proceed with the Initial Public Offering. The Promissory Note will be repaid out of the offering proceeds that has been allocated to the payment of offering expenses. As of September 30, 2025, the Company had borrowed $149,000 under the Promissory Note.

Administrative Services Agreement

Commencing on the effective date of the Registration Statement, the Company entered into an agreement with our Sponsor to pay an aggregate of $20,000 per month for company administration, office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $20,000 per month fee.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If we complete an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2025, no such Working Capital Loans were outstanding.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. No unaudited quarterly operating data is included in this Quarterly Report as we have not conducted any operations to date.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of September 30, 2025.

Recent Accounting Standards

Refer to Note 2 – Significant Accounting Policies in Part I. Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Final Prospectus, filed with the SEC on December 2, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Final Prospectus. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 3, 2025, we consummated the Initial Public Offering of 22,000,000 Units, including the partial exercise by the underwriters of their over-allotment option in the amount of 2,000,000 Units, at $10.00 per Unit, generating gross proceeds of $220,000,000. The securities sold in the Initial Public Offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-289903). The SEC declared the registration statement effective on November 25, 2025.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 770,000 Private Units at a price of $10.00 per Private Unit, in a private placement to our Sponsor and the Underwriters, generating gross proceeds of $7,700,000. The Private Units are identical to the Units sold in the Initial Public Offering, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Transaction costs amounted to $13,717,902, consisting of $4,400,000 of cash underwriting fee, up to $8,800,000 of deferred underwriting fee (based on the percentage of funds remaining in the Trust Account after redemptions of Public Shares in accordance with the Underwriting Agreement between the Company and the Underwriters), a $102,000 over-allotment option liability, and $415,902 of other offering costs.

Following the closing of the Initial Public Offering, of the net proceeds received from the consummation of the Initial Public Offering and simultaneous Private Placement, $220,000,000 ($10.00 per unit sold in the Initial Public Offering) was placed in the Trust Account.

There has been no material change in the planned use of proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus for its Initial Public Offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended September 30, 2025

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of the Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bitcoin Infrastructure Acquisition Corp Ltd.

January 9, 2026	By:	/s/ Ryan Gentry
		Name:	Ryan Gentry
		Title:	Chief Executive Officer

January 9, 2026	By:	/s/ James DeAngelis
		Name:	James DeAngelis
		Title:	Chief Financial Officer