Form 10-K
period 2025-12-31
Bitcoin Infrastructure Acquisition Corp Ltd
filed 2026-03-31
CIK 2082542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 001-42982

Bitcoin Infrastructure Acquisition Corp Ltd.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1200 N. Federal Hwy, Suite 200 Boca Raton, FL	33432
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-207-0090

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-half of one redeemable warrant	BIXIU	The Nasdaq Stock Market LLC
Class A Ordinary Shares	BIXI	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	BIXIW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

At June 30, 2025, the aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates was $0.

As of March 30, 2026 there were 22,770,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 7,666,667 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“amended and restated memorandum and article of association” are to the second amended and restated memorandum and articles of association that the company has adopted;

●	“board of directors” are to the board of directors of the company;

●	“Class A Ordinary Shares” are to our Class A Ordinary Shares of par value $0.0001 per share in the share capital of the company;

●	“Class B Ordinary Shares” are to our Class B Ordinary Shares of par value $0.0001 per share in the share capital of the company;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as the same may be amended from time to time;

●	“directors” are to our current directors;

●	“founder shares” are to our Class B Ordinary Shares initially purchased by our sponsor in a private placement prior to our initial public offering, and our Class A Ordinary Shares issuable upon the conversion thereof as provided herein;

●	“initial public offering” or “IPO” are to our initial public offering consummated on December 3, 2025;

●	“management” or our “management team” are to our officers and directors;

●	“Ordinary Shares” are to our Class A Ordinary Shares and our Class B Ordinary Shares, collectively;

●	“placement units” are to the units purchased by our sponsor and Cohen in the private placement;

●	“private placement” are to the private placement to our sponsor and Cohen of an aggregate of 700,000 private units in a private placement (or 805,000 private units if the underwriters’ over-allotment option is exercised in full) at the price of $10.00 per private unit, for an aggregate purchase price of $7,00,000 or up to $8,050,000, which occurred simultaneously with the completion of our initial public offering;

●	“public shares” are to our Class A Ordinary Shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“public warrants” or “warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market, including warrants that may be acquired by our sponsor or its affiliates in the open market);

●	“representative” or “Cohen” are to Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC, the representative of the underwriters in our initial public offering;

●	“sponsor” are to Samara Acquisition Sponsor V Ltd., a Cayman Islands exempted company;

●	“underwriters” are to the underwriters of our initial public offering, for which the representative is acting as representative; and

●	“we,” “us,” “company” or “our company” are to Bitcoin Infrastructure Acquisition Corp Ltd. a Cayman Islands exempted company.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete a business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential changes in control if we acquire one or more target businesses for stock;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account established in connection with our initial public offering (the “trust account”) or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1. BUSINESS

General

We are a special purpose acquisition company incorporated on June 09, 2025, as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this prospectus as our initial business combination. We have not identified any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

Our efforts to identify a potential initial business combination target will focus on companies operating in the digital asset space. While we may pursue an initial business combination opportunity in any country or sector, we intend to capitalize on the decades of experience of our management team and board to identify, acquire and manage a business or businesses that we believe can benefit from their long-established relationships and expertise of having operated successful businesses in the digital financial infrastructure space (DeFi). Our management team and board have a decades-long track record of investing across deep networks within the crypto, digital asset, and technology ecosystems. We believe we are well-positioned to identify businesses that are building core infrastructure such as wallets, custody, exchanges, lending protocols, and tokenized financial instruments as well as real-world applications of blockchain and distributed ledger technologies, including in payments, DeFi, and cross-border finance.

Meteora

Our Sponsor is an affiliate of Meteora Capital, LLC, an investment adviser specializing in SPAC-related investments (“Meteora”). Vikas Mittal, a director of the Company, is the Managing Member and Chief Investment Officer of Meteora. Meteora will act as an advisor to the Company in connection with this offering and, in such capacity, will provide general diligence, administrative, and advisory support, but has not entered into any formal agreement with the Company and will not receive any compensation for such role. Meteora’s principals have previous experience across the full lifecycle of SPACs, from the initial public offering to the de-SPAC business combination process. Meteora will provide resources including a network of relationships, extensive SPAC knowledge base and a standardized SPAC operating system to streamline the business combination process. Meteora’s ability to invest across the entire SPAC capital structure (risk capital, primary market, secondary market, PIPEs, convertible notes and other special situations) has created an end-to-end platform and partner to SPAC sponsors. Furthermore, Meteora has diverse sector experience across digital assets, technology, media and telecommunications, fintech, energy, consumer & retail, business & distribution services, healthcare, aerospace and defense. Meteora believes that its access to numerous private equity and venture capital backed private companies provides a robust pipeline for potential acquisition candidates. Meteora and its affiliates have expressed an interest in acquiring up to 19.99% of the public units to be sold in this offering at the offering price. Meteora is neither a broker-dealer nor affiliated with one and is not acting as an underwriter in connection with this offering. If the affiliated funds purchase the full amount of the units for which they have expressed an interest and vote in favor of an initial business combination, we may not need any public shares sold to other investors in this offering to be voted in favor of the initial business combination. Accordingly, we may complete our initial business combination even if holders of a majority of our public ordinary shares do not approve of the business combination. In addition, Meteora, for which Mr. Mittal serves as the Managing Member and Chief Investment Officer, or its affiliates may also purchase additional public shares which they have agreed to vote in favor of a transaction, aside from shares they may purchase from public shareholders in compliance with the requirements of Rule 14e-5 under the Exchange Act, which shares would be purchased at a price no higher than the price offered through our redemption process and would not be voted in favor of approving the business combination transaction.

Meteora is not being compensated by us for the general diligence, administrative, and advisory support it will provide in the sourcing of potential targets for our initial business combination or in its general role as advisor.

Management Team

We believe that our management team is well-positioned to take advantage of the growing set of acquisition opportunities within the digital financial infrastructure space (DeFi) and that our local and global contacts and relationships, ranging from industry executives, private and public business owners and private equity professionals to our extensive network of trusted advisors and consultants across various sectors, will allow us to generate an attractive transaction for our shareholders. In addition, our management team has an established track record in accessing proprietary M&A opportunities among entrepreneurs and family-owned global businesses.

Market Opportunity

We believe that the world is in the early stages of upgrading its financial infrastructure to digital, blockchain-based rails, and that investing in the category leaders driving this transition is a generational opportunity. There are three major themes that are causing massive adoption of this new digital financial infrastructure today: bitcoin as a pristine collateral, stablecoins as an easily accessible offshore dollar, and tokenized assets lowering barriers to entry to US capital markets.

Bitcoin’s global popularity as a Store of Value is undeniable: BlackRock’s iShares Bitcoin Trust (IBIT) is officially the fastest-growing exchange-traded fund in history, reaching $70 billion in assets under management less than a year after launch. Dozens of publicly traded companies are adopting bitcoin as a long-term treasury asset, both to benefit from its expected USD-denominated appreciation over time, and its value as a pristine collateral to borrow against. This trend promises to continue to accelerate, with states like Texas passing Strategic Bitcoin Reserve laws in June 2025 after the March 2025 Presidential Executive Order established the federal US Strategic Bitcoin Reserve. Building the infrastructure and markets to allow individuals, companies, states, and all other bitcoin holders to secure and leverage their treasury holdings is a global, generational opportunity.

The adoption of USD stablecoins also has organic, undeniable popularity: total supply is growing at an 85% CAGR from $11.9 billion in July 2020 to $261.6 billion in July 2025. In July 2025, the United States Congress passed the GENIUS Act, which provided long-awaited regulatory clarity and is already catalysing institutional adoption. This combination of explosive end-user demand and a uniform federal framework promises to propel total USD stablecoin float beyond $1 trillion by 2028, an additional 60% CAGR from today, and create a multi-billion dollar revenue opportunity for service providers that can facilitate secure custody, liquidity, and payment services at scale.

Finally, if one considers the USD stablecoin to be the first “tokenized real world asset (RWAs)” to be successfully adopted at scale (representing short-term US Treasuries as real world assets tokenized on public blockchains), then it is straightforward to see how the concept could be expanded to include all equities, debt instruments, and other assets. Early institutional examples include BlackRock’s $2.9 billion BUIDL fund and Apollo’s ACRED private credit tokenization. A report by RedStone, Gauntlet and RWA.xyz calls the opportunity “what could be the largest capital migration in financial history”, with BCG estimating RWAs will become a $16 trillion market (while McKinsey predicts that RWAs will become a $2 trillion market) by 2030, and with Standard Chartered projecting that RWAs will grow to become a $30 trillion market by 2034.

Our strategy is to identify companies that are building real utility and adoption with a clear regulatory path and strong alignment with local market dynamics. Our ideal partner is mission-driven, globally scalable, and benefits from increased institutional and retail crypto adoption across emerging markets.

While our primary focus will be in digital asset infrastructure and applications, we will remain opportunistic in pursuing high-quality companies aligned with our expertise across the new economy sectors within frontier growth markets.

Our Business Strategy

Our business strategy consists of identifying and completing a business combination with one or more businesses or entities focused on digital financial infrastructure. We believe our management team and directors’ experience and industry contacts are differentiated and will enable us to successfully identify and execute an initial business combination. We plan to leverage our management team and directors’ extensive network of relationships, ranging from senior management teams at public and private companies, to assist in the sourcing of potential targets for our initial business combination.

We believe our team’s strong network and differentiated expertise will help us execute on our business strategy:

Industry-specific knowledge and connections:

Our management team and advisory board has decades of combined experience building and investing in companies building digital financial infrastructure, from payments to DeFi, mining to media. We have built relationship networks that span the financial, corporate, legal, and political sectors. We believe our relationships and industry knowledge will give our company credibility with digital financial infrastructure businesses and help aid in thorough company vetting and due diligence processes.

Global reach and resources:

Our management team has experience working with entrepreneurs and founders all across the world. This experience will help us identify, evaluate, and perform comprehensive due diligence on companies in connection with the business combination. In addition, our network of relevant companies may be able to help a potential target expand and grow within their sector.

Experience with complex and unique situations:

Our team has experience executing complex transactions and navigating complicated regulatory environments. We believe this expertise will enable our management team to structure and execute an attractive business combination. We expect to be a long-term partner to the post-merger entity and to work together with its management team to assist in the transition to a U.S.-listed company and drive long-term growth. We believe our industry-specific knowledge and connections, deep global relationships within the bitcoin and crypto industries, and commitment to the future of the technology differentiate us as a value-add partner for a leading DeFi infrastructure company.

Our Investment Criteria

Consistent with our strategy, we have identified the following characteristics and guidelines that we believe are important in evaluating potential target businesses or entities. We intend to use these criteria and guidelines in assessing acquisition opportunities, but we may decide to enter into our initial business combination with one or more businesses or entities that does not meet these criteria and guidelines. We intend to pursue an initial business combination with companies that have the following attributes:

●	Operations in the new economy sectors across our target markets. We believe that disruptive new economy companies benefit from highly favorable macroeconomic trends in our target markets. These trends are in their infancy, and we believe they have headroom for expansion and growth which makes investing in these sectors attractive.

●	Established business models. Most of our target businesses will have models that we believe are well established in their home and core markets with relevant localization by market and established paths to profitable growth. In addition, we will seek a business that we believe has a sustainable competitive advantage as a result of differentiated de-risked business model, strong technology component, brand recognition and marketing capabilities or any other characteristics that are difficult to replicate.

●	Sector leading KPIs and unit economics. We will seek to merge with a company with critical mass that enjoys sustainable unit economics in its sector. We believe that healthy growth must be supported by strong sector KPIs steering the Company in the right direction to drive profitability and free cash flow generation.

●	Scalability. We seek to invest in a business with a scalable platform and operations to take advantage of growth opportunities, including through geographical expansion and synergistic acquisitions. We intend to leverage our experience in scaling businesses in order to help accelerate growth.

●	Strong management team and culture. We will look to partner with a passionate, experienced management team that is capable of scaling a business. We will also evaluate ways to support the team in its transition to becoming a U.S.-listed company and beyond.

●	Market leadership. We will seek to combine with a company with a leading position in its geography, market share, volume, technology, product capabilities, or other attributes across an industry or segment, significant barriers to entry and a sustainable competitive advantage.

●	Attractive valuation. We look to seek an acquisition of a company that has potential to grow valuation levels in line with its global peers.

●	Focus on ESG and social empowerment. We will look for companies focused on making a positive impact across a variety of ESG themes.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds available for us to use to complete another business combination.

Our ability to identify and evaluate a target company may be impacted by significant competition among other SPACs in pursuing a business combination transaction candidate and the significant competition may impact the attractiveness of the acquisition terms that we will be able to negotiate.

We have not selected any business combination target, and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

Our Sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a business similar to ours. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under Cayman Islands law, none of the members of our management team have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our management team, in their capacities as directors, officers or employees of our Sponsor or its affiliates or in their other endeavors (including other special purpose acquisition companies), may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, or in the case of a non-compete restriction, may not present such opportunity to us at all, subject to his or her fiduciary duties under Cayman Islands law. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. In addition, our amended and restated memorandum and articles of association will contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to the Company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity. We do not believe, however, based on the other companies with which our directors and officers are affiliated and their respective businesses, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

Our Sponsor is Samara Acquisition Sponsor V Ltd., a Cayman Islands exempted company. Our Sponsor is legally and beneficially owned, by SAMARA DE V, LLC, which is owned and controlled by Vikas Mittal and his immediate family. As a result, Mr. Mittal may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including the appointment and removal of our directors, amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our Sponsor purchases any Class A ordinary shares in this offering or in the aftermarket or in privately negotiated transactions, this would increase their influence over such actions.

Our independent board members are not under any obligation to source any potential opportunities for our initial business combination or refer any such opportunities to our Company or provide any other services for our Company. Our independent board members may have fiduciary and/or contractual duties to certain companies but do not have any fiduciary obligations to our Company. As a result, our independent board members may have a duty to offer business combination opportunities to certain other companies before our Company. Additionally, certain companies affiliated with our independent board members may enter into transactions with, provide goods or services to, or receive goods or services from an entity with which we seek to complete our initial business combination. Transactions of these types may present a conflict of interest because our advisory board members may directly or indirectly receive a financial benefit as a result of such transaction.

Past experience or performance of our team and our advisory board and their respective affiliates is not a guarantee of either (1) our ability to successfully identify and execute a transaction or (2) success with respect to any business combination that we may consummate. You should not rely on the historical record of our team or our advisory board or their respective affiliates as indicative of future performance.

We do not believe, however, based on the other companies with which our directors and officers are affiliated and their respective businesses, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination.

If we are unable to complete our initial business combination within the completion window, or by such earlier liquidation date as our board of directors may approve, the founder shares and private shares will be worthless, except to the extent they receive liquidating distributions from assets outside the trust account. Additionally, we will repay up to $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses and we will pay our Sponsor an amount equal to $20,000 per month for company administration, office space, utilities, and secretarial and administrative support made available to us, as described elsewhere in this prospectus. We will repay any loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our directors and officers to finance transaction costs in connection with an intended initial business combination; up to $1,500,000 of such loans may be convertible into private units at a price of $10.00 per unit at the option of the lender. Upon consummation of this offering, we will also reimburse our Sponsor, directors or officers, or our or any of their respective affiliates for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination.

Initial Business Combination

General

The Nasdaq listing rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into our initial business combination. We refer to this as the 80% of fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our Company from a financial point of view. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of fair market value test. If our initial business combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of fair market value test.

Prior to the effectiveness of the registration statement of which this prospectus forms a part, we will file a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We Have Not Identified a Target Business

To date, we have not selected any specific business combination target. To date, our efforts have been limited to organizational activities as well as activities related to this offering. Our Sponsor and its principals may from time to time become aware of potential business opportunities, one or more of which we may desire to pursue, for a business combination, but from the date of our incorporation through the date of this prospectus, there have been no substantive discussions, directly or indirectly, between any of our officers, directors, promoters and other affiliates on our behalf and any of their contacts or relationships regarding a potential initial business combination with our Company. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate for us. As a result, we cannot assure you that we will be able to locate a target business or that we will be able to engage in a business combination with a target business on favorable terms or at all.

Subject to our officers’ and directors’ pre-existing fiduciary duties and the limitation that a target business have a fair market value of at least 80% of the balance in the trust account (excluding any taxes payable on the interest earned, if any) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Except for the general criteria and guidelines set forth above under the caption “Business Strategy,” we have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. Accordingly, there is no basis for investors in this offering to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

We believe our team’s significant operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our team have developed a broad network of contacts and corporate relationships around the world.

We believe this network provides our team with a robust and consistent flow of acquisition opportunities which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our team will provide us with important sources of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, directors or officers, or non-managing Sponsor investors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, directors or officers, or non-managing Sponsor investors. Accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination In the event we seek to complete an initial business combination with a target that is affiliated with our Sponsor, directors or officers, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

In the event our Sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

Similarly, if we agree to pay our Sponsor or a member of our management team a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination. While no such fees are currently contemplated, we may choose to pay such fees in the future.

As more fully discussed in “Management and Advisors — Conflicts of Interest,” if any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have fiduciary duties or contractual obligations that may take priority over their duties to us. We do not believe, however, based on the other companies with which our directors and officers are affiliated and their respective businesses, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

Our executive offices are located at 1200 N. Federal Hwy, Suite 200, Boca Raton, FL 33432and our telephone number is 212-207-0090.

Mail addressed to the Company and received at its registered office in the Cayman Islands will be forwarded unopened to the forwarding address supplied by the Company to be dealt with. None of the Company or its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused with regards to mail reaching the forwarding address.

Selection of a Target Business and Structuring of a Business Combination

Nasdaq listing rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into our initial business combination. We refer to this as the 80% of fair market value test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our Company from a financial point of view. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of fair market value test. There is no basis for investors in this offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information, which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Fair Market Value of Target Business

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable on the interest earned, if any) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance.

We currently anticipate structuring a business combination involving 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or involving less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fundraising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community. Such standards will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer target businesses an alternative to the traditional initial public offering through a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. In this situation, the owners of the target business would exchange their capital stock, shares or other equity securities in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Financial Position

With funds available for a business combination initially in the amount of $200,000,000 assuming no redemptions (or $230,000,000 assuming no redemptions and after payment of estimated offering expenses of $776,676), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following this offering. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the sale of the private units, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or the redemptions of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have not selected any specific business combination target, and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or we decide to do so for business or other reasons, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Lack of business diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of a target business’ management may not prove to be correct. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. The future role of members of our management team, if any, in a post-transaction company cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the post-transaction company’s management team or serve it in advisory positions, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated with the post-transaction company in some capacity following our initial business combination. The determination as to whether any of our key personnel will remain with the post-transaction company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. However, we may not have the ability to recruit additional managers, or to locate additional managers who will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. We will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, provided, that we may also decide to seek shareholder approval for business or other reasons.

Under the Nasdaq listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of ordinary shares then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

●	any of our directors, officers or substantial security holders (as defined by the Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of ordinary shares or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender any or all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the proposed transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place us at a disadvantage in the transaction or result in other additional burdens on us;

●	the expected cost of holding a shareholder vote;

●	the risk that our shareholders would fail to approve the initial business combination;

●	other time and budget constraints; and

●	potential additional legal complexities of an initial business combination that would be time-consuming and burdensome to present to shareholders.

Unlike other blank check companies which require shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related conversions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC, which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if upon such consummation and, if we seek shareholder approval, a majority of the ordinary shares voted at a shareholder meeting are voted in favor of the business combination.

Our initial shareholders have agreed to vote any Class B ordinary shares owned by them in favor of any proposed business combination, including the founder shares and private shares. In addition, the Sponsor, executive officers and directors have agreed (1) not to convert any Class A ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (2) not sell any Class A ordinary shares in any tender in connection with a proposed initial business combination. As a result, we would need only approximately 6,316,667 public shares, or approximately 31.58% of the 20,000,000 public shares sold in this offering to be voted in favor of a transaction in order to have our initial business combination approved (assuming (i) the over-allotment option is not exercised and all shares were present and entitled to vote at the meeting, (ii) 1,000,000 founder shares have been surrendered for no consideration.

Funds and accounts managed by, or otherwise affiliated with, our Sponsor may participate in this offering and purchase units at the offering price. These affiliated funds are not obligated to participate, and the extent of their participation may be significant relative to the overall size of the offering. As a result, a substantial portion of the units sold in this offering may be held by affiliates of the Sponsor. None of these affiliated funds have expressed an interest in purchasing more than 9.9% of the public units to be sold in this offering, except that Meteora and its affiliates have expressed an interest in acquiring up to 19.99% of the public units to be sold in this offering. Any participation by affiliated entities may reduce the available public float of our securities, which could limit liquidity in the market for our units, Class A ordinary shares, or warrants following the offering. If the affiliated funds purchase the full amount of the units for which they have expressed an interest and vote in favor of an initial business combination, we may not need any public shares sold to other investors in this offering to be voted in favor of the initial business combination. Accordingly, we may complete our initial business combination even if holders of a majority of our public ordinary shares do not approve of the business combination. In addition, Meteora, for which Mr. Mittal serves as the Managing Member and Chief Investment Officer, or its affiliates may also purchase additional public shares which they have agreed to vote in favor of a transaction, aside from shares they may purchase from public shareholders in compliance with the requirements of Rule 14e-5 under the Exchange Act, which shares would be purchased at a price no higher than the price offered through our redemption process and would not be voted in favor of approving the business combination transaction. Additionally, because these affiliated purchasers may have different investment horizons, liquidity needs, or strategic interests than other investors, their participation may not align with the interests of unaffiliated public shareholders. Furthermore, to the extent that affiliated entities hold a material portion of the units and subsequently choose to redeem their public shares in connection with our initial business combination, this could reduce the amount of cash available to the combined company.

However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination, our Sponsor, executive officers, directors, or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our Sponsor, executive officers, directors, and their affiliates will not make purchases of Class A ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock. Further, any shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, initial shareholders, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares in such transactions.

The purpose of any such transactions could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, initial shareholders, directors, officers, advisors and their affiliates anticipate that they may identify the shareholders with whom our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, initial shareholders, directors, officers, advisors and their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our Sponsor, initial shareholders, directors, officers, advisors and their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsor, initial shareholders, directors, officers, advisors and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Current Report on Form 8-K, before our general meeting of shareholders to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption Rights

At any meeting called to approve an initial business combination, public shareholders (but not our initial shareholders or the Representative) may seek to redeem their Class A ordinary shares, regardless of whether they vote for or against the proposed business combination, by converting such shares into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (net of taxes payable). Alternatively, we may provide our public shareholders (but not our initial shareholders or the Representative) with the opportunity to sell their Class A ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of taxes payable).

We may also require public shareholders seeking redemption, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the holder. This fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to do so prior to the time that we know that the proposed business combination will be consummated. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. Thus, in the event we require shareholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until the time designated in the proxy statement to deliver his, her or its shares if he, she or it wishes to seek to exercise his, her or its redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he, she or it is a record holder or his, her or its shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his, her or its broker and requesting delivery of his her or its shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the Risk Factor titled “We will require public shareholders who wish to redeem their public shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

The foregoing is different from the procedures historically used by some blank check companies. Traditionally, in order to perfect redemption rights in connection with a blank check company’s business combination, the Company would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his, her or its redemption rights. After the business combination was approved, the Company would contact such shareholder to arrange for him, her or it to deliver his, her or its certificate to verify ownership. As a result, the shareholder then had an “option window” after the consummation of the business combination during which he, she or it could monitor the price of the Company’s stock in the market. If the price rose above the conversion price, he could sell his, her or its shares in the open market before actually delivering his, her or its shares to the Company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered his, her or its certificate or shares. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his, her or its shares is irrevocable once the business combination is approved.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his, her or its certificate in connection with an election of such shares’ redemption and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he, she or it may simply request that the transfer agent return the certificate or shares (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account, including interest earned on the funds held in the trust account and net of interest that may be used by us to cover permitted withdrawals and up to $100,000 of interest to pay dissolution expenses, as of two (2) business days prior to the consummation of the initial business combination. In such case, we will promptly return any certificates or shares delivered by public holders. Furthermore, if the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights will not be entitled to convert their shares into a full pro rata portion of the trust account, including interest earned on the funds held in the trust account and net of interest that may be used by us to cover permitted withdrawals and up to $100,000 of interest to pay dissolution expenses, as applicable. We will thereafter promptly return any shares delivered by public shareholders. In such case, public shareholders may only share in the assets of the trust account upon our liquidation. This may result in public shareholders receiving less than they would have received if the business combination was completed and they had exercised redemption rights in connection therewith due to potential claims of creditors.

Liquidation if No Business Combination

Our amended and restated memorandum and articles of association provides that we will have only 24 months from the closing of this offering to complete an initial business combination (as such deadline may be extended by shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination). If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, (less any permitted withdrawals), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under the Cayman Islands laws to provide for claims of creditors and the requirements of other applicable law.

Our Sponsor, executive officers and directors have agreed (pursuant to a written letter agreement with us filed as exhibits to the registration statement of which this prospectus forms a part) that they will not propose any amendment to our amended and restated memorandum and articles of association that would stop our public shareholders from converting or selling their public shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 24 months from the closing of this offering unless we provide our public shareholders with the opportunity to redeem their public shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, or director, or any other person.

We are required to use our reasonable best efforts to have all third parties (including any vendors or other entities we engage after this offering) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account (less any permitted withdrawals) to our public shareholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Our underwriters and auditor are the only third parties we are currently aware of that may not execute a waiver. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than ten (10) business days to effectuate such distribution. Our initial shareholders have waived their rights to participate in any liquidation distribution with respect to the founder shares and private shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and the interest earned on the funds held in the trust account that we are permitted to withdraw to pay such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of this offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.00. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public shareholders.

Our public shareholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period or if the shareholders seek to have us redeem or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our charter documents as described elsewhere herein. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account.

Our initial shareholders will not participate in any redemption distribution from our trust account with respect to their founder shares and private shares. Additionally, any loans made by our officers, directors, Sponsors or their affiliates for working capital needs will be forgiven and not repaid if we are unable to complete an initial business combination.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot make any assurance of the amount we will be able to return to our public shareholders.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public shareholders promptly after 24 months from the closing of this offering, this may be viewed or interpreted as giving preference to our public shareholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our Board of Directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains certain requirements and restrictions relating to this offering that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our shareholders. If we seek to amend any provisions of our amended and restated memorandum and articles of association that would stop our public shareholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 24 months from the closing of this offering, we will provide dissenting public shareholders with the opportunity to convert their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, or director, or any other person. Our initial shareholders have agreed to waive any redemption rights with respect to their founder shares and private shares held by them, and the Sponsor has agreed to waive its redemption rights with respect to any public shares it may hold, in each case in connection with any vote to amend our amended and restated memorandum and articles of association. Specifically, our amended and restated memorandum and articles of association provides, among other things, that:

●	we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest earned thereon (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only, if we seek shareholder approval, a majority of the ordinary shares voted at a shareholder meeting are voted in favor of the business combination;

●	if our initial business combination is not consummated within 24 months from the closing of this offering then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve the Company;

●	upon the consummation of this offering, $200,000,000, or approximately $230,000,000 if the over-allotment option is exercised in full, shall be placed into the trust account; and

●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the public shares sold in this offering on any matter.

These provisions cannot be amended without the approval of holders of at least two-thirds (or such higher threshold as specified in the Company’s amended and restated memorandum and articles of association) of our ordinary shares who attend and vote in a general meeting. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provide that we may consummate our initial business combination only if approved by a majority of the ordinary shares voted by our shareholders at a duly held shareholders meeting.

Additionally, our amended and restated memorandum and articles of association provide that, prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment and the removal of our directors and that holders of a majority of our founder shares may remove a member of the board of directors for any reason. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by the holders of a majority of at least 90% of our ordinary shares attending and voting in person or by proxy in a general meeting. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founder shares and private shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Although we believe there may be numerous potential target businesses that we could acquire with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert or repurchase Class A ordinary shares held by our public shareholders may reduce the resources available to us for a business combination; and

●	our outstanding warrants and unit purchase options, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We currently maintain our executive offices at 1200 N. Federal Hwy, Suite 200, Boca Raton, FL 33432. The cost for this space is included in the $20,000 per month fee that we will pay our Sponsor for company administration, office space, utilities, and secretarial and administrative support. We consider our current office space adequate for our current operations.

Employees

We currently have three officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividends or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

Item 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in the annual report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may consummate our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange rules or if we decide to hold a shareholder vote for business or other reasons. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting, but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate. Please see the section entitled “Proposed Business — Initial Business Combination — Shareholders may not have the ability to approve our initial business combination” for additional information. Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

We expect that our initial shareholders and their permitted transferees, will beneficially own approximately 25% of the issued and outstanding ordinary shares at the time of any such shareholder vote (assuming they do not purchase any public units in this offering and excluding any shares underlying the private units). Our initial shareholders and management team also may from time to time purchase public shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive a special resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a two-thirds (2/3) majority (or such higher approval threshold as specified in the Company’s amended and restated memorandum and articles of association) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given. Our initial shareholders have agreed pursuant to the terms of the agreements entered into with us (and their permitted transferees will agree), to vote any Class A and Class B ordinary shares held by them in favor of our initial business combination. As a result, in addition to the founder shares and private shares held by our initial shareholders, we would need approximately 6,316,667 public shares, or approximately 31.58% of the 20,000,000 public shares sold in this offering to be voted in favor of a transaction (assuming all issued and outstanding shares are voted, the over-allotment option is not exercised and 1,000,000 founder shares are forfeited) in order to have such initial business combination approved. If the affiliated funds purchase the full amount of the units for which they have expressed an interest and vote in favor of an initial business combination, we may not need any public shares sold to other investors in this offering to be voted in favor of the initial business combination. Accordingly, we may complete our initial business combination even if holders of a majority of our public ordinary shares do not approve of the business combination. In addition, Meteora, for which Mr. Mittal serves as the Managing Member and Chief Investment Officer, or its affiliates may also purchase additional public shares which they have agreed to vote in favor of a transaction, aside from shares they may purchase from public shareholders in compliance with the requirements of Rule 14e-5 under the Exchange Act, which shares would be purchased at a price no higher than the price offered through our redemption process and would not be voted in favor of approving the business combination transaction.

Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their ordinary shares at a general meeting of the Company, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that a special resolution will be passed, being the requisite shareholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the initial business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our Board of Directors may consummate our initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to consummate the most desirable business combination or optimize our capital structure.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be limited. Alternatively, we may need to arrange third-party financing to help fund our business combination in case a larger percentage of shareholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its shareholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels.

Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. The effect of this dilution will be greater for shareholders who do not redeem. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. Please see “— The nominal purchase price paid by our Sponsor and advisor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.” The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your ordinary shares.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

If we do not consummate an initial business combination within the completion window, our public shareholders may be forced to wait beyond such time before redemption from our trust account.

If we do not consummate an initial business combination within the completion window, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and net of interest that may be used by us to cover permitted withdrawals and up to $100,000 of interest to pay dissolution expenses, will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond such time from the closing of this offering, before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that our business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender or proxy rules, the probability that our business combination would be unsuccessful is increased. If our business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within 24 months from the closing of this offering may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination within 24 months from the closing of this offering. Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a business combination may reduce the amount of time available for us to ultimately complete an initial business combination should such diligence or negotiations not lead to a consummated initial business combination.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination within 24 months from the closing of this offering (as such period may be extended by shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination). We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, political considerations, volatility in the capital and debt markets, other social and geopolitical events, and the other risks described herein, including, but not limited to, the war between Russia and Ukraine and the Israel-Hamas conflict. Additionally, the outbreak of unforeseen occurrence of natural disasters, such as the recent COVID-19 pandemic, may negatively impact businesses we may seek to acquire and may make it harder for us to find a suitable target business and consummate our initial business combination.

If we are unable to consummate our initial business combination within the required time period (or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated memorandum and articles of association), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and net of interest that may be used by us to cover permitted withdrawals and up to $100,000 of interest to pay dissolution expenses, divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares. See “— The post-business combination company may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares the Company, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.00 per share.”

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent and ongoing military action between Russia and Ukraine.

On February 24, 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage. Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic.

The situation is rapidly evolving as a result of the conflict in Ukraine, and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our ability to search for a business combination or finance such business combination, and the business, financial condition and results of operations of any target business with which we ultimately consummate a business combination may be materially adversely affected.

Our search for and ability to complete a business combination, and any target business with which we ultimately complete a business combination, may be adversely affected by general market conditions, political considerations, pandemics, volatility in the capital and debt markets and other social and geopolitical events.

Our search for and ability to complete a business combination is subject to macroeconomic and geopolitical risks, including the emergence or continuation of widespread health emergencies or pandemics (similar to the recent COVID-19 pandemic), cyberattacks or campaigns, the current or anticipated impact of climate change, extreme weather events or natural disasters, military conflict, civil unrest, terrorism or other similar events, which could adversely affect business and economic conditions in the U.S. and abroad. The business of any potential target business with which we consummate a business combination could be materially and adversely affected by these types of events. Furthermore, we may be unable to complete a business combination as a result of these macroeconomic, geopolitical or other events, including if these events restrict travel, or limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which one of these types of events could impact our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted. In addition, various conflicts, such as Russia’s invasion of Ukraine, and conflicts in the Middle East, could result in regional instability and adversely impact commodity and other financial markets as well as economic conditions. These events could create inflationary pressure or otherwise effect the global economy, all of which could negatively impact our ability to complete a business combination or otherwise affect target businesses.

If any macroeconomic, geopolitical or other matters of global concern cause disruptions to the business environment for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. Additionally, our ability to complete a business combination transaction may depend on the ability to raise sufficient equity and debt financing, and any of these or similar events could adversely impact our or the target’s ability to do so due to, among other things, increased market volatility, decreased market liquidity and the availability of third-party financing on terms acceptable to us or at all.

Dependence on Artificial Intelligence

If we pursue a business combination with a company that relies on, or is heavily involved in the development or application of, artificial intelligence (“AI”) we may face risks in and challenges to data integrity and security, regulatory risks, technical and operational risks. The AI landscape is highly competitive, and technological advancements can rapidly alter the competitive environment. New entrants or competitors may develop superior AI systems, making it difficult for a target business to maintain a competitive advantage.

Changes in international trade policies, tariffs and treaties may have a material adverse effect on our search for an initial business combination target, our ability to complete an initial business combination, and/or our business, financial condition and results of operations following completion of an initial business combination.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial business combination. Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the U.S. There is currently significant uncertainty about the future relationship between the U.S. and other countries with respect to trade policies, taxes, government regulations and tariffs, and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the U.S.). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the U.S., and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial business combination targets, or lead to material adverse effects on a post-business combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a business combination could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that business combination agreement. These factors could affect our selection of a business combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential changes in trade policy. As a result, we may deem it costly, impractical or risky to complete an initial business combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial business combination. If we complete an initial business combination with such a target, the post-business combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-business combination company to decline.

Macro-economic turbulence and instability relating to recent and ongoing global conflicts and other drivers of uncertainty may adversely affect our business, investments and results of operations and our ability to successfully consummate a business combination.

A deterioration in economic conditions and related drivers of global uncertainty and change, such as reduced business activity, high unemployment, rising interest rates, housing prices, and energy prices (including the price of gasoline), increased consumer indebtedness, lack of available credit, the rate of inflation, and consumer perceptions of the economy, as well as other factors, such as terrorist attacks, protests, looting, and other forms of civil unrest, cyberattacks and data breaches, public health emergencies (such as the COVID-19 pandemic and other epidemics), extreme weather conditions and climate change, significant changes in the political environment, political instability, armed conflict (such as the ongoing military conflict between Ukraine and Russia and the military conflict in Israel and Gaza) and/or public policy, including increased state, local or federal taxation, could adversely affect our financial condition, the financial condition of prospective target companies for our initial business combination, or the financial condition of the combined company even if we successfully consummate a business combination, as well as our ability to locate a commercially viable target company for our business combination in the first instance.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

As the number of special purpose acquisition companies evaluating targets increases, and other issued SPAC entities may come to market with superior terms for the targets, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many companies preparing for an initial public offering. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If we seek shareholder approval of our initial business combination pursuant to a proxy solicitation, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from other shareholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek shareholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), our Sponsor, directors, executive officers, advisors or any of their affiliates are permitted to purchase ordinary shares in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Any such purchase would be required to include a contractual acknowledgement that the selling shareholder, although he may still be the record holder of the shares being sold, would, upon consummation of such sale, no longer be the beneficial owner of such shares and would agree not to exercise the redemption rights applicable to such shares. In the event that our Sponsor, directors, executive officers, advisors or any of their affiliates purchase Class A ordinary shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, any such selling shareholders would be required to revoke their prior elections to redeem their Class A ordinary shares prior to the consummation of the transaction. Further, any shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction.

The purpose of such purchases could be to (1) increase the likelihood of obtaining shareholder approval of the initial business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. Please see “Proposed Business — Redemption Rights.”

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets or such attractive targets may not be interested to consummate a business combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of this offering are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, s we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we may have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination. For a more detailed comparison of our offering to offerings that comply with Rule 419, please see “Proposed Business — Comparison of This Offering to Those of Blank Check Companies Subject to Rule 419.”

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of this offering and the sale of the private units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our Sponsor, any of its affiliates or any of their respective clients may make additional investments in us, although our Sponsor and its affiliates have no obligation or other duty to do so.

This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for public shares that are redeemed, it will potentially reduce the resources available to us for our initial business combination. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating and completing a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Please see “The post-business combination company may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares the Company, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.00 per share.”

We will require public shareholders who wish to redeem their public shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In order to obtain a physical stock certificate, a shareholder’s broker and/or clearing broker, The Depository Trust Company (“DTC”) and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under our bylaws, we are required to provide at least 10 days advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares. In the event that a shareholder fails to comply with the various procedures that must be complied with in order to validly tender or redeem public shares, its shares may not be redeemed.

Additionally, despite our compliance with the proxy rules or tender offer rules, as applicable, shareholders may not become aware of the opportunity to redeem their shares.

If we seek shareholder approval of our business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), and if you or a “group” of shareholders are deemed to hold in excess of 15% of the issued and outstanding public shares sold in this offering, you will lose the ability to redeem all such shares in excess of 15% of the issued and outstanding public shares sold in this offering.

If we seek shareholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), our amended and restated memorandum and articles of association provide that a public shareholder, individually or together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), would be restricted from seeking redemption rights with respect to an aggregate of more than 15% of the shares sold in this offering. Your inability to redeem an aggregate of more than 15% of the Class A ordinary shares sold in this offering will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 24 months following the closing of this offering, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 24 months following the closing of this offering, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through this offering and potential loans from certain of our affiliates are discussed in the section of this prospectus titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, upon the closing of this offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 24 months following the closing of this offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— The post-business combination company may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares the Company, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.00 per share.”

If the net proceeds of this offering and the sale of the private units and founder shares not being held in the trust account are insufficient to allow us to operate for at least the next 24 months from the closing of this offering, we may be unable to complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 24 months from the closing of this offering, assuming that our initial business combination is not consummated during that time. Of the net proceeds of this offering and the sale of the private units and founder shares, only approximately $2,223,324 will be available to us initially outside the trust account to fund our working capital requirements (assuming no exercise of the underwriters’ over-allotment option). Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full) or potentially less than $10.00 per share on our redemption, and our warrants will expire worthless.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no other commitments as of the date of this prospectus to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete initial business combination. Furthermore, we may issue a substantial number of additional ordinary or preference shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our directors may decide not to enforce indemnification obligations against our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full) and our Sponsor asserts that it is unable to satisfy obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We agree to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors agree to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

As described in the risk factor above entitled “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.”, the SEC’s adopting release with respect to the SPAC Rules provided guidance describing the extent to which SPACs could become subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company will be a question of facts and circumstances. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. We can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, we may have to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. Our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to identify and complete an initial business combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our anticipated activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account will initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time, (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank.

Pursuant to the trust agreement, the trustee is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Notwithstanding such investments, we may still be deemed to be an investment company and thus subject to the Investment Company Act. This offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, from the closing of this offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.

We are aware of litigation claiming that certain SPACs should be considered to be investment companies. Although we believe that these claims were without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our winding down our operations and our liquidation. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless, and our public shareholders would also lose the possibility of an investment opportunity in a target company as well as any potential price appreciation in the combined company following a business combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, the interest earned on the funds held in the trust account may be materially reduced, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We intend to initially hold the funds in the trust account as cash, including in demand deposit accounts at a bank, or in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. U.S. government treasury obligations are considered “securities” for purposes of the Investment Company Act, while cash is not. As noted above, one of the factors the SEC identified as relevant to the determination of whether a SPAC which holds securities could potentially be deemed an “investment company” under the Investment Company Act is the SPAC’s duration. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, the rate of interest we receive on the funds held in the trust account may be materially decreased. However, interest previously earned on the funds held in the trust account still may be released to us for permitted withdrawals and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our Company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,293 and to imprisonment for five years in the Cayman Islands.

We may not seek an opinion from an unaffiliated third party as to the fair market value of the target business we acquire.

We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of the balance of the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) unless our board of directors cannot make such determination on its own. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our shareholders from a financial point of view unless the target is affiliated with our officers, directors, initial shareholders or their affiliates. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, whose collective experience in business evaluations for blank check companies like ours is not significant. Furthermore, our directors may have a conflict of interest in analyzing the transaction due to their personal and financial interests.

If our initial business combination involves a company organized under the laws of the United States (or any subdivision thereof), it is possible a U.S. federal excise tax could be imposed on us in connection with any redemptions of our public shares after or in connection with such initial business combination.

The Inflation Reduction Act of 2022, which, among other things, imposes a 1% U.S. federal excise tax on certain repurchases (including redemptions) of shares by publicly traded U.S. corporations after December 31, 2022 (the “Excise Tax”), subject to certain exceptions. If applicable, the amount of the Excise Tax is generally 1% of the aggregate fair market value of any shares repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new share issuances by the repurchasing corporation during the same taxable year.

As a Cayman Islands company, the Excise Tax is currently not expected to apply to redemptions of our public shares (absent any regulations or other additional guidance that may be issued in the future).

However, in connection with an initial business combination involving a company organized under the laws of a state of the United States, it is possible that we domesticate and continue as a corporation organized under the laws of a state of the United States prior to certain redemptions. Because we expect that, following such a domestication, our securities would continue to trade on a national securities exchange, in such a case, we could be subject to the Excise Tax with respect to any subsequent redemptions (including redemptions in connection with an extension vote or the initial business combination). Whether and to what extent we would be subject to the Excise Tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension vote or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of final regulations and other guidance from the U.S. Department of the Treasury. On June 28, 2024, the Treasury finalized certain of the proposed regulations (those relating to procedures for reporting and paying the Excise Tax). The remaining regulations (largely relating to the computation of the Excise Tax) remain in proposed form. The Treasury intends to finalize these proposed regulations at a later date and, until such time, taxpayers may continue to rely on the proposed regulations.

Any Excise Tax that becomes payable as a result of any redemptions of our public shares (or other shares into which such public shares may be converted) would be payable by us and not by the redeeming holder. We may use the interest earned on the proceeds placed in the trust account, to pay for possible Excise Tax or any other fees or taxes that may be levied on the Company on any redemptions or share buybacks by the Company pursuant to any current, pending or further rules or laws, including without limitation any Excise Tax, prior to release of such funds from the trust account following our initial business combination. To the extent the Excise Tax is applicable, the amount of cash available to transfer to the target business in connection with our initial business combination may be reduced, which could result in our inability to meet conditions in the agreement relating to our initial business combination related to a minimum cash requirement, if any, or otherwise result in the shareholders of the combined company (including any of our shareholders who do not exercise their redemption rights in connection with the initial business combination) to economically bear the impact of the Excise Tax. Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets. Finally, subject to certain exceptions, the Excise Tax should not apply in the event of our complete liquidation. However, in the event of an Excise Tax imposed upon a complete liquidation, we may use the interest earned on the proceeds placed in the trust account to pay such Excise Tax and the amount received by shareholders may decrease.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of this prospectus captioned “Taxation — Material United States Federal Income Tax Considerations — U.S. Holders”) of our public shares, or public warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on the status of an acquired company pursuant to a business combination and whether we qualify for the PFIC start-up exception (see the section of this prospectus captioned “Taxation — Material United States Federal Income Tax Considerations — U.S. Holders — Passive Foreign Investment Company Rules”). Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. In addition, our U.S. counsel expresses no opinion with respect to our PFIC status for any taxable year.

Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our public warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders, see the section of this prospectus captioned “Taxation — Material United States Federal Income Tax Considerations — U.S. Holders — Passive Foreign Investment Company Rules.”

Our initial business combination and our structure thereafter may not be tax-efficient to holders of our public shares, or public warrants. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may structure our business combination in a manner that requires shareholders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, shareholders may be subject to additional income, withholding or other taxes with respect to their ownership of the combined company after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by various taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

The post-business combination company may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares the Company, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.00 per share.

The Company’s placing of funds in trust may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors and service providers the Company engages and prospective target businesses the Company negotiates with execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of the Company’s public shareholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with the Company, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of the Company’s public shareholders. If the Company is unable to complete a business combination and distribute the proceeds held in trust to the Company’s public shareholders, the Sponsor has agreed (subject to certain exceptions described in Exhibit 10.1 to this registration statement) that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, it may not be able to meet such obligation. Therefore, the per-share distribution from the trust account may be less than $10.00, plus interest, due to such claims.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement of which this prospectus forms a part, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The grant of registration rights to our initial shareholders and non-managing Sponsor investors may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our public shares.

Pursuant to agreements entered into on the date of this prospectus, our initial shareholders, non-managing Sponsor investors and their respective permitted transferees, can demand that we register for resale an aggregate of 7,666,667 founder shares (assuming the exercise in full of the over-allotment option by the underwriters) and 805,000 private units (assuming exercise in full of the over-allotment by the underwriters) and underlying securities and securities issued upon conversion of working capital loans, if any. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our public shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our public shares that is expected when the securities owned by our initial shareholders or their respective permitted transferees, are registered.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies with which we may complete such a business combination.

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account and less any interest earned thereon that is released to us to pay our tax obligations at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies with which we may complete an initial business combination. Although we intend to consummate our business combination with a target with an aggregate enterprise value in excess of $500 million, there is no guarantee that we will do so. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate, and you will only be entitled to receive your pro rata portion of the funds in the trust account. If Nasdaq delists our securities from trading on its exchange after this offering, we would not be required to satisfy the fair market value requirement described above and could complete an initial business combination with a target business having a fair market value substantially below 80% of the balance in the trust account. If the net proceeds of this offering and the sale of the private warrants not being held in the trust account are insufficient to allow us to operate for at least the completion window, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the completion window, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of this offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the completion window; however, we cannot assure you that our estimate is accurate.

Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law or the Nasdaq rules, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full) or potentially less than $10.00 per share on our redemption, and our warrants will expire worthless.

We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining executive officers and directors. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or another independent entity, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Our Board of Directors will have significant discretion in choosing the standard used to establish the fair market value of the target acquisition. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional ordinary or preference shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination, which would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. Immediately after this offering, there will be 179,225,000 and 13,333,333 (assuming that the underwriters have not exercised their over-allotment option and 1,000,000 founder shares have been surrendered for no consideration, as further described in this prospectus) authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein and in our amended and restated memorandum and articles of association. Immediately after this offering, there will be no preference shares issued and outstanding.

The post-business combination company may issue a substantial number of additional Class A ordinary shares or preference shares to complete its initial business combination or under an employee incentive plan after completion of an initial business combination. The post-business combination company may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to the completion of our initial business combination, we may not, except in connection with the conversion of Class B ordinary shares into Class A ordinary shares where the holders of such shares have waived any rights to receive funds from the trust account, issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on our initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of this offering or (y) amend the foregoing provisions. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded to Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, the post-business combination company’s ability to use its net operating loss carry forwards, if any, and could result in the resignation or removal of the post-business combination company’s officers and directors;

●	may have the effect of delaying or preventing a change of control of the post-business combination company by diluting the share ownership or voting rights of a person seeking to obtain control of the post-business combination company; and

●	may adversely affect prevailing market prices for our Class A ordinary shares.

For more information on additional financing that we may raise in connection with our business combination and risks related thereto, also see “— Risks Relating to the Post-Business Combination Company — The post-business combination company may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs” and “— We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our shareholders’ investment in us.”

Resources could be consumed in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full) or potentially less than $10.00 per share on our redemption, and our warrants will expire worthless.

We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers or directors, which may raise potential conflicts of interest.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In light of the involvement of our Sponsor, executive officers, directors, and each of their affiliates, with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers or directors, or any of their affiliates. Our directors also serve as executive officers and board members for other entities. Our Sponsor, executive officers and directors are not currently aware of any specific opportunities for us to consummate our initial business combination with any entities with which they are affiliated, and there have been no discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for our initial business combination as set forth in “Proposed Business — Initial Business Combination — Selection of a Target Business and Structuring of a Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity regarding the fairness to our shareholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. Our directors have a fiduciary duty to act in the best interests of our shareholders, whether or not a conflict of interest may exist.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section titled “Description of Securities — Certain Differences in Corporate Law — Shareholders’ Suits” for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may only be able to complete one business combination with the proceeds of this offering, and the sale of the private units, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The gross proceeds after this offering, the sale of founder shares to an advisor and the sale of the private units that we may use to complete our initial business combination will provide us with $207,000,000 (or $238,050,000 if the underwriters’ over-allotment option is exercised in full).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in our initial business combination with a company that is not as profitable as we suspected, or at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, or at all.

Unlike some blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it easier for us to consummate our initial business combination with which a substantial majority of our shareholders do not agree.

Since we have no specified percentage threshold for redemption contained in our amended and restated memorandum and articles of association, our structure is different in this respect from the structure that has been used by many blank check companies. Historically, blank check companies would not be able to consummate an initial business combination if the holders of such company’s public shares voted against a proposed business combination and elected to redeem more than a specified maximum percentage of the shares sold in such company’s IPO, which percentage threshold was typically between 19.99% and 39.99%. As a result, many blank check companies were unable to complete a business combination because the amount of shares voted by their public shareholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with its initial business combination. As a result, we may be able to consummate our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer, have entered into privately negotiated agreements to sell their shares to us or our Sponsor, executive officers, directors, advisors or their affiliates.

Provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least a majority of our issued and outstanding shares. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of this offering and the sale of the private units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least two-thirds of our ordinary shares, which are represented in person or by proxy and are voted at a general meeting; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment and removal of directors prior to our initial business combination and our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination may only be amended by a special resolution passed by holders representing at least two-thirds of our outstanding Class B ordinary shares. Our initial shareholders, and their permitted transferees, if any, who will collectively beneficially own, on an as-converted basis, 40% of our Class B ordinary shares upon the closing of this offering (assuming they do not purchase any shares in this offering and that no over-allotment option is exercised by the underwriters and excluding any shares underlying the private units), will participate in any vote to amend our amended and restated memorandum and articles of association and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

If an amendment to any such provision is approved by the requisite shareholder vote, then the corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended. Subsequent to this offering and prior to the consummation of our initial business combination, we may not issue additional securities that can vote on amendments to our amended and restated memorandum and articles of association. Our Sponsor, executive officers and directors (and their permitted transferees) will collectively beneficially own approximately 28.0% of our outstanding ordinary shares upon the closing of this offering (assuming they do not purchase any public units in this offering and that the underwriters do not exercise their over-allotment option and excluding any shares underlying the private units), and they may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose; provided, that, each of them has agreed (and any of their permitted transferees will agree), pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of this offering unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors or director nominees for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full) or potentially less than $10.00 per share on our redemption, and the warrants will expire worthless.

Although we believe that the net proceeds of this offering and the sale of the private units and founder shares, including the interest earned on the proceeds held in the trust account that may be available to us for our initial business combination, will be sufficient to allow us to consummate our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of this offering and the sale of the private units and founder shares prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full) or potentially less than $10.00 per share on our redemption, and the warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders will control a substantial interest in us and thus may influence certain actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon consummation of our offering, our initial shareholders will own approximately 25% of the issued and outstanding shares (assuming that they do not purchase any public units in this offering and that the underwriters do not exercise their over-allotment option and excluding any shares underlying the private units). Our Sponsor, executive officers, directors, or any of their affiliates may purchase public units in this offering or any public units or Class A ordinary shares from persons in the open market or in private transactions. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. Our initial shareholders or any of their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of shareholders seeking to tender their shares to us. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association.

In addition, prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on transferring the Company by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands) and, as a result, our initial shareholders will be able to approve any such proposal without the vote of any other shareholder. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by holders representing at least two-thirds of our outstanding Class B ordinary shares. If our initial shareholders purchase any shares in this offering or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor. In connection with any vote for a proposed business combination our Sponsor, executive officers and directors have agreed to vote the shares held by them immediately before this offering, as well as any Class A ordinary shares acquired in this offering or in the aftermarket in favor of such proposed business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, United States generally accepted accounting principles (“GAAP”), or International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our 24-month time frame.

Redeeming shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We will require public shareholders who wish to redeem their public shares in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our public shares may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek redemption may be able to sell their securities.

We may approve an amendment or waiver of the letter agreement that would allow our Sponsor to directly, or members of our Sponsor to indirectly, transfer founder shares and Private Placement Shares or membership interests in our Sponsor in a transaction in which the Sponsor removes itself as our Sponsor before identifying a business combination, which may deprive us of key personnel.

Pursuant to a letter agreement that our initial shareholders, directors and officers have agreed not to transfer, assign or sell (i) any of their founder shares until the earlier of (A) six months after the date of the consummation of our initial business combination or (B) subsequent to our initial business combination, the date on which we consummate a liquidation, merger, stock exchange or other similar transaction after our initial business combination which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (ii) any of their private units or any securities underlying the private units, until 30 days after the completion of our initial business combination. The foregoing restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members or partners of our Sponsor or their affiliates, any affiliates of our Sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon the death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the founder shares or private shares, as applicable, were originally purchased; (f) by virtue of our Sponsor’s organizational documents upon liquidation or dissolution of our Sponsor; (g) to the Company for no value for cancellation in connection with the consummation of our initial business combination; (h) in the event of our liquidation prior to the completion of our initial business combination; or (i) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement. Members of our Sponsor are restricted in their ability to transfer their interests in the Sponsor pursuant to the formation agreement of our Sponsor, which provides that members in the Sponsor may only transfer their Sponsor interests to such member’s affiliates (which affiliates shall include any owners of an equity interest in the member, direct investors, members, or limited partners, as the case may be), immediate family, or to a trust, the primary beneficiary(ies) of which is a member or members of such member’s immediate family. While there is no current intention to do so, and the members of our management team and Sponsor have not done so with any previously formed special purpose acquisition companies, we may approve an amendment or waiver of the letter agreement that would allow the Sponsor to directly, or members of our Sponsor to indirectly, transfer founder shares and Private Placement Shares or membership interests in our Sponsor in a transaction in which the Sponsor removes itself as our Sponsor before identifying a business combination. As a result, there is a risk that our Sponsor and our officers and directors may divest their ownership or economic interests in us or in our Sponsor, which would likely result in our loss of certain key personnel, including Vikas Mittal. There can be no assurance that any replacement Sponsor or key personnel will successfully identify a business combination target for us, or, even if one is so identified, successfully complete such business combination.

If we are unable to consummate our initial business combination within 24 months from the closing of this offering, our public shareholders may be forced to wait beyond such period before redemption from our trust account.

If we are unable to consummate our initial business combination within 24 months from the closing of this offering (or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated memorandum and articles of association), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and net of interest that may be used by us to cover permitted withdrawals and up to $100,000 of interest to pay dissolution expenses, divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account (less any permitted withdrawals) pro rata to our public shareholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the Cayman laws. In that case, investors may be forced to wait beyond 24 months from the closing of this offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon any such redemption of public shares as we are required to effect or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public shareholders may have to remain shareholders of our Company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash available at the time of closing, and thus, increasing the probability that our initial business combination would be unsuccessful. If the number of our public shareholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our Company and wait the full 24 months from the closing of this offering, in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

Our Sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants will be worthless.

We will have until 24 months from the closing of this offering to consummate our initial business combination. Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension. However, our shareholders will be entitled to vote and redeem their shares in connection with a general meeting held to approve an initial business combination or in a tender offer undertaken in connection with an initial business combination if we propose such a business combination during any extension period. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to possible claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

If we anticipate that we may be unable to consummate our initial business combination within the 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension and the related amendments are implemented by the directors, holders of Class A ordinary shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, subject to applicable law. However, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after the first full fiscal year that the Company is in existence. As an exempted company, there is no requirement under the Companies Act for us to hold annual or shareholder meetings to elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity of a business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants as soon as practicable, but in no event later than 20 business days, after the closing of our initial business combination.

Although we are registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act as part of the registration statement of which this prospectus forms a part, such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

Although we are registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act as part of the registration statement of which this prospectus forms a part, such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless. Pursuant to the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which this prospectus forms a part or a new registration statement registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of the same relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their public warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the public warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the public warrants by (y) the fair market value. The “fair market value” as used in the preceding sentence shall mean the volume weighted average price of the Class A ordinary shares for the ten trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in this offering. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise such warrants.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. We may seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, and extended the time to consummate a business combination. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the Company. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we implement, following the approval of the shareholders, an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed or repurchased in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of this offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered hereby, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Holders of Class A ordinary shares will not be entitled to vote on any appointment and removal of our directors we hold prior to the completion of our initial business combination and will also not be able to vote on our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

Prior to the completion of our initial business combination, only holders of our founder shares will have the right to vote on the appointment and removal of our directors. Holders of our public shares will not be entitled to vote on the appointment or the removal of our directors during such time. Accordingly, you may not have any say in the management of our Company prior to the consummation of an initial business combination.

Further, prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on transferring the Company by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands) and, as a result, our initial shareholders will be able to approve any such proposal without the vote of any other shareholder.

The provisions of our amended and restated memorandum and articles of association governing the appointment and removal of our directors prior to our initial business combination and our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination may only be amended by a special resolution passed by holders representing at least two-thirds of our outstanding Class B ordinary shares.

We may not be able to complete a business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Our Sponsor is a Cayman Islands exempted company. Our Sponsor currently owns 7,666,667 founder shares (of which, 1,000,000 are subject to surrender for no consideration if the underwriters do not exercise their over-allotment option. Our Sponsor has committed, pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the registration statement of which this prospectus forms a part, to transfer 20,000 founder shares (or 60,000 in the aggregate) to each of our independent directors, Parker White, Tyler Evans and Pierre Rochard, for the sum of $0.003 per share. Our Sponsor, legally and beneficially owned by SAMARA DE V, LLC, which is owned and controlled by Vikas Mittal and his immediate family. As such, Vikas Mittal has voting and investment discretion with respect to the securities held of record by the Sponsor and may be deemed to have shared beneficial ownership of the securities held directly or indirectly by the Sponsor. The Sponsor is not “controlled” (as defined in 31 CFR 800.208) by a foreign person, such that the Sponsor’s involvement in any business combination would be a “covered transaction” (as defined in 31 CFR 800.213). However, it is possible that non-U.S. persons could be involved in our business combination, which may increase the risk that our business combination becomes subject to regulatory review, including review by the Committee on Foreign Investment in the United States (“CFIUS”), and that restrictions, limitations or conditions will be imposed by CFIUS. If our business combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by FIRRMA, to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with a business combination without notifying CFIUS and risk CFIUS intervention, before or after closing a business combination. CFIUS may decide to block or delay our business combination, impose conditions to mitigate national security concerns with respect to such business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete a business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. A failure to notify CFIUS of a transaction where such notification was required or otherwise warranted based on the national security considerations presented by an investment target may expose our Sponsor and/or the combined company to legal penalties, costs, and/or other adverse reputational and financial effects, thus potentially diminishing the value of the combined company. In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, a business combination post-closing.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our business combination. If we cannot complete a business combination within 24 months from the closing of this offering because the transaction is still under review or because our business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, shareholders of record may only receive their pro rata portion of funds available in the trust account. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

We may engage any of our underwriters or one of their respective affiliates to provide additional services to us after this offering, which may include acting as M&A advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause the underwriters to have potential conflicts of interest in rendering any such additional services to us after this offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage any of our underwriters or one of their respective affiliates to provide additional services to us after this offering, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay any such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with any of our underwriters or their respective affiliates and no fees or other compensation for such services will be paid to any of our underwriters or their respective affiliates prior to the date that is 60 days from the date of this prospectus, unless such payment would not be deemed underwriter’s compensation in connection with this offering. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of an initial business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

If the net proceeds of this offering and the sale of the private units not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search for an initial business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of this offering and the sale of the private units, only approximately $2,223,324 will be available to us initially outside the trust account to fund our working capital requirements. We believe that, upon closing of this offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the completion window; however, we cannot assure you that our estimate is accurate. We expect to fund our working capital requirements prior to the time of our initial business combination in part with funds provided by our Sponsor, an affiliate of our Sponsor or our officers and directors who may, but none of them is obligated to, loan us funds as may be required. In the event that our offering expenses exceed our estimate of $776,676, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds held outside the trust account would decrease by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. Conversely, in the event that the offering expenses are less than our estimate of $776,676 the amount of funds held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. In addition, after the completion of this offering, our board of directors may approve additional working capital loans for the purpose of funding working capital, which loans may be converted into our private units, shares, or warrants. The units would be identical to the private units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless.

Certain agreements related to this offering may be amended or waived without shareholder approval.

Each of the agreements related to this offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended or waived without shareholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial shareholders, sponsor, officers and directors; the registration rights agreement among us and our initial shareholders; the private warrants purchase agreement between us and our Sponsor; and the administrative services agreement among us, our Sponsor and an affiliate of our Sponsor. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private warrants and other securities held by our initial shareholders, sponsor, officers and directors. Amendments to or waivers of such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to or waiver of any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of any such agreement in connection with the consummation of our initial business combination. Any amendment or waiver entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to or waiver of any of our material agreements will be disclosed in a filing with the SEC. Any such amendments or waivers would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to or waivers of the lock-up provision discussed above may result in our initial shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Unlike many other similarly structured blank check companies, our initial shareholders will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares at the time of our initial business combination or at any time prior thereto at the option of the holder thereof on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to the closing of our initial business combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 25% of the total number of all ordinary shares outstanding upon completion of this offering (excluding private shares underlying private units) plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination, excluding any Class A ordinary shares, subject to vesting and any other restrictions, issued or deemed issued to (i) our Sponsor (or its members or affiliates) in connection with the consummation of this offering, (ii) any seller in the initial business combination, (iii) the Class A ordinary shares underlying the private warrants and (iv) any Class A ordinary shares issued to our Sponsor (or its members or affiliates) upon conversion of working capital loans. Our public shareholders may incur immediate and substantial dilution upon such adjustment. Additionally, the aforementioned adjustment will not take into account any Class A ordinary shares redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional Class A ordinary shares even if the additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination.

Risks Relating to the Post-Business Combination Company

Subsequent to our consummation of our initial business combination, we may be required to take write-downs or write-offs, or we may be subject to restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our public shares, which could cause you to lose some or all of your investment.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present inside a particular target business. Factors outside of the target business and outside of our control may, at any time, arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Our management team and our shareholders may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act. Even though we may own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the post-transaction company.

Transactions in connection with or in anticipation of our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our initial business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure transactions in connection with our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in anticipation of or as a result of our initial business combination, we may enter into one or more transactions that require shareholders and warrant holders to recognize gain or income for tax purposes or otherwise increase their tax burden without prior notice to or approval from our shareholders and warrant holders. We do not intend to make any cash distributions to shareholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a warrant holder may be required to satisfy any liability resulting from any such transactions with cash from its own funds or by selling all or a portion of such holder’s public shares or public warrants.

The post-business combination company may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs.

In connection with our initial business combination, the post-business combination company may issue shares to investors in private placement transactions (so-called PIPE transactions) in order to complete an initial business combination and provide sufficient liquidity and capital to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time. Any such issuances of equity securities could dilute the interests of our existing shareholders. Any such issuances of equity securities at a price that is less than $10.00 or the prevailing market price of our shares at that time could be structured to ensure a return on investment to the investors and could dilute the interests of our existing shareholders in a manner that would not ordinarily occur in a traditional initial public offering and could result in both a reduction in the trading price of our shares to the price at which the post-business combination company issues such equity securities and fluctuations in the net tangible book value per share of the combined company’s securities following the completion of our initial business combination. The post-business combination company may also provide price protection or other incentives, or issue convertible securities such as preferred equity or convertible debt, and the exercise or conversion price of those securities may be fixed or adjustable, and may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Such issuances could also result in additional transaction costs related to our initial business combination compared to a traditional initial public offering, including the placement fees associated with the engagement of a placement agent in connection with PIPE transactions.

In addition, although there are no current plans to do so, in order to facilitate our initial business combination or a PIPE financing or for any other reason determined by our Sponsor in its sole discretion, our Sponsor may surrender or forfeit, transfer or exchange our founder shares or private shares or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities.

Regulatory change reclassifying digital assets as a security could lead to our classification as an “investment company” under the Investment Company Act and could adversely affect the market price of our digital asset holdings and the market price of our ordinary shares.

While we may pursue an initial business combination in any business or industry, we expect to focus on sectors aligned with the ongoing digitization of financial infrastructure, including, among other things, digital assets, Web3 technologies, financial services infrastructure, and other blockchain-driven business models. If we consummate a business combination with a target company holding digital assets, we may be classified as an “investment company.” The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and the outcome is difficult to predict. It is possible that the SEC could take a contrary position to the one taken by its senior officials or a federal court could conclude that certain digital assets we may hold are considered securities. Such a determination could lead to our classification as an “investment company” under the Investment Company Act, which would subject us to significant additional regulatory controls, potential fines and regulatory charges, all of which could have a material adverse effect on our business and operations following our initial business combination and also may require us to substantially change the manner in which we conduct our business.

In addition, if a digital asset we hold is determined to be a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of such digital assets and in turn adversely affect the market price of our common stock.

Risks Related to our Team and Their Respective Affiliates and to the Post-Business Combination Company

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company of any size (subject to our satisfaction of the 80% of fair market value test) and in any industry, sector or geography. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

Past performance of Meteora, our team and their respective affiliates may not be indicative of future performance of an investment in the Company.

Information regarding performance of Meteora, our team and their respective affiliates is presented for informational purposes only. Past performance of Meteora, our team and their respective affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial business combination or (2) or success with respect to any business combination we may consummate. You should not rely on the historical record of Meteora, our team or their respective affiliates or any related investment’s performance as indicative of our future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such initial business combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account.

Holders of warrants will not have redemption rights if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we redeem the funds held in the trust account, the warrants will expire.

We have no obligation to net cash settle the warrants.

In no event will we have any obligation to net cash settle the warrants. Accordingly, the warrants may expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our Company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our Company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial business combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Members of our team may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Members of our team may be able to remain with the Company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of the members of our team will remain with us after the completion of our initial business combination. We cannot assure you that any members of our team will remain in senior management or advisory positions with us. The determination as to whether any members of our team will remain with us will be made at the time of our initial business combination.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. As a result of their involvement and positions in these companies, certain of those persons have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Any litigation, investigations or other proceedings may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

The directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our team will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Our officers may be engaged in other business endeavors for which they may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Certain of our independent directors also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination. For a discussion of our officers’ and directors’ other business affairs, please see “Management and Advisors — Directors and Officers.”

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of this offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Our Sponsor, and our team are, or may in the future become, affiliated with entities that are engaged in a similar business. Our Sponsor and directors and officers are also not prohibited from Sponsoring, or otherwise becoming involved with, any other blank check companies prior to us completing our initial business combination.

Our team also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. In addition, our amended and restated memorandum and articles of association contains provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to the Company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity. For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management and Advisors — Directors and Officers,” “Management and Advisors — Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial shareholders, directors or officers, or non-managing Sponsor investors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination. In the event we seek to complete an initial business combination with a target that is affiliated with our initial shareholders, directors or officers, we, or a committee of independent and disinterested directors, may engage independent advisors to assist with the evaluation and will obtain an opinion from an independent investment banking firm or from an independent accounting firm that such business combination is fair to our Company from a financial point of view. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our Sponsor have invested in a diverse set of industries. Based on the existing relationships of our Sponsor, directors and officers, their level of financial investment in us and the potential loss of such investment if no business combination is consummated, and the fact that we may consummate a business combination with a target in a broad array of industries, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination. While we believe there may be overlap between companies that would be a suitable business combination for us, there are also many companies that would make be an attractive target for their other businesses.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, directors or officers which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, directors and officers with other entities, we may decide to acquire one or more businesses or entities affiliated with our Sponsor, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities, including those described under “Management and Advisors — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsor, directors and officers are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Proposed Business — Effecting Our Initial Business Combination — Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent entity that commonly renders valuation opinions regarding the fairness to our Company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Meteora is not under any obligation to source any potential opportunities for our initial business combination or refer any such opportunities to our Company or provide any other services to our Company.

Meteora may become aware of a potential business combination opportunity that may be an attractive opportunity for our Company. Meteora, and our Company may each assess opportunities within digital financial infrastructure space (DeFi). Meteora is an investment adviser specializing in SPAC-related investments. Meteora is not under any obligation to source any potential opportunities for our initial business combination or refer any such opportunities to our Company or provide any other services to our Company. Meteora’s role with respect to our Company is expected to be advisory in nature. Meteora may have fiduciary and/or contractual duties to its clients and to companies in which Meteora has invested. As a result, Meteora may each have a duty to offer business combination opportunities to certain other investment vehicles or other entities before other parties, including our Company. Additionally, certain companies in which Meteora has invested may enter into transactions with, provide goods or services to, or receive goods or services from an entity with which we seek to complete our initial business combination. Transactions of these types may present a conflict of interest because Meteora may directly or indirectly receive a financial benefit as a result of such transaction. For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management and Advisors — Directors and Officers,” “Management and Advisors — Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our Sponsor has acquired 7,666,667 Class B ordinary shares for the sum of $25,000 (of which, 1,000,000 are subject to surrender for no consideration if the underwriters do not exercise their over-allotment option. Our Sponsor has committed, pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the registration statement of which this prospectus forms a part, to transfer 20,000 founder shares (Parker White, Tyler Evans and Pierre Rochard) to each of Parker White, Tyler Evans and Pierre Rochard, our independent directors, for the sum of $0.003 per share. Our initial shareholders will collectively own 25% of our issued and outstanding shares after this offering (assuming they do not purchase any units in this offering and excluding any shares underlying the private units). If we increase or decrease the size of this offering, we will effect a capitalization or share repurchase or redemption or other appropriate mechanism, as applicable, with respect to our founder shares immediately prior to the consummation of this offering in such amount as to maintain the number of founder shares, on an as-converted basis, at 25% of our issued and outstanding ordinary shares upon the consummation of this offering. The Class A ordinary shares issuable upon conversion of the founder shares may ultimately result in material dilution to our public shareholders due to the anti-dilution rights of our founder shares that may result in an issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion. The founder shares will be worthless if we do not complete an initial business combination.

In addition, our Sponsor has agreed to purchase an aggregate of 500,000 private units in a private placement that will close simultaneously with this offering (or 575,000 private units if the underwriters’ over-allotment option is exercised in full) for a purchase price of $5,000,000 (or $5,750,000 if the underwriters’ over-allotment option is exercised in full), or $10.00 per unit, that will also be worthless if we do not complete a business combination.

The founder shares are identical to the ordinary shares included in the units being sold in this offering except that: (1) prior to our initial business combination, only holders of the founder shares have the right to vote on the appointment and removal of our directors and only holders of a majority of our founder shares may remove a member of our board of directors for any reason; (2) the founder shares are subject to certain transfer restrictions contained in a letter agreement that our initial shareholders, directors and officers have entered into with us; (3) pursuant to such letter agreement, our initial shareholders, directors and officers have agreed to waive: (i) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our initial business combination; (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of this offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (iii) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within 24 months from the closing of this offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (4) the founder shares will automatically convert into our Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (5) the founder shares are entitled to registration rights. If we submit our initial business combination to our public shareholders for a vote, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and private shares held by them in favor of our initial business combination. To the extent that the parties to the letter agreement acquire any public shares after we publicly announce our intention to engage in a proposed business combination, such initial shareholders have agreed that they will not vote such shares for or against such business combination.

The personal and financial interests of our Sponsor, directors and officers may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month deadline following the closing of this offering nears, which is the deadline for the completion of our initial business combination. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration rights agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgement and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial business combination. Any such amendments or waivers would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible and may have an adverse effect on the value of an investment in our securities.

We may be able to complete only one business combination with the proceeds of this offering and the sale of the private units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from this offering and the sale of the private units will provide us with $2,223,324 (or $2,673,324 if the underwriters’ over-allotment option is exercised in full) that we may use to complete our initial business combination.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such business combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target, or issue a substantial number of new shares to third parties in connection with financing our initial business combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

Our initial shareholders will control the appointment and the removal of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Upon the closing of this offering, our initial shareholders will own 25% of our issued and outstanding ordinary shares (assuming they do not purchase any units in this offering and excluding any shares underlying the private units). In addition, prior to our initial business combination, holders of the founder shares will have the right to appoint all of our directors and may remove members of the board of directors for any reason. Holders of our public shares will have no right to vote on the appointment and the removal of our directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by the holders of a majority of at least 90% of our ordinary shares attending and voting in person or by proxy in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial business combination.

Neither our initial shareholders nor, to our knowledge, any of our directors or officers, have any current intention to purchase additional securities, other than as disclosed in this prospectus. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our Company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in this offering or in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions.

Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

Our Sponsor is owned by SAMARA DE V, LLC, which is owned by Vikas Mittal and his immediate family, and managed by Mr. Mittal. Vikas Mittal serves a director of our board of directors. As a result, Mr. Mittal may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support, and their interests may differ from your interests.

Our Sponsor is Samara Acquisition Sponsor V Ltd., a Cayman Islands exempted company, legally and beneficially owned by SAMARA DE V, LLC, which is owned and controlled by Vikas Mittal and his immediate family. Vik Mittal serves as a director on our board of directors. As a result, Vik Mittal may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including appointment and the removal of our directors, amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our Sponsor purchases any Class A ordinary shares in this offering or in the aftermarket or in privately negotiated transactions, this would increase their influence over such actions.

Risks Relating to Our Securities

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, including interest earned on the funds held in the trust account and net of interest that may be used by us to cover permitted withdrawals and up to $100,000 of interest to pay dissolution expenses. Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public shareholders shall be entitled to receive funds from the trust account only (i) in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, (ii) if they redeem their shares in connection with an initial business combination that we consummate or, (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of this offering, or (B) with respect to any other provision relating to our pre-business combination activity and related shareholders’ rights. In no other circumstances will a shareholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our public units are listed on Nasdaq as of the date of this prospectus. Following the date our Class A ordinary shares and public warrants are eligible to trade separately, we anticipate that our Class A ordinary shares and public warrants will separately trade on Nasdaq. After giving effect to this offering, we have met, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, however, we cannot assure you that our securities will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, following our initial public offering, we must maintain a minimum market value of listed securities (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, unless we decide to list on a different Nasdaq tier, such as the Nasdaq Capital Market which has different initial listing requirements, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders of our securities. We may not be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares is a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and eventually our Class A ordinary shares and warrants will be listed on Nasdaq, our units, and Class A ordinary shares will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

Purchases of public shares in the open market or in privately negotiated transactions by our Sponsor, directors, executive officers, advisors or their affiliates may make it difficult for us to maintain the listing of our public shares on Nasdaq following the consummation of an initial business combination.

If our Sponsor, directors, executive officers, advisors or their affiliates purchase public shares in the open market or in privately negotiated transactions, the public “float” of our public shares and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on Nasdaq following consummation of the initial business combination. Additionally, at any time at or prior to the completion of our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our initial shareholders, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares or not redeem their public shares. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial shareholders, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules. It is intended that, if Rule 10b-18 would apply to purchases by our initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

In the event our initial shareholders, directors, officers, advisors or their affiliates were to purchase public shares from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act. Further, any shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction.

There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the trust account will be used to purchase public shares in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

The purpose of any such purchases of shares could be to (i) increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our initial shareholders, directors, officers, advisors and/or their affiliates anticipate that they may identify the shareholders with whom our initial shareholders, directors, officers, advisors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (holding Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our initial shareholders, directors, officers, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our initial shareholders, directors, officers, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our initial shareholders, directors, officers, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our initial shareholders, directors, officers, advisors and/or their affiliates will be subject to restrictions in making purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Additionally, in the event our initial shareholders, directors, officers, advisors or their affiliates were to purchase public shares from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act. Further, any shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our initial shareholders, directors, officers, advisors and their affiliates may purchase public shares from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our initial shareholders, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our initial shareholders, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Since only holders of our founder shares will have the right to vote on the appointment and the removal of our directors prior to our initial business combination, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s rules and, as a result, we may qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.

After completion of this offering, only holders of our founder shares will have the right to vote on the appointment and removal of our directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under Nasdaq rules;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have independent director oversight of our director nominations.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

Because our Sponsor (and upon the closing of the Securities Transfer Agreement, each of Parker White, a director of the Company, and the Company’s directors, Tyler Evans and Pierre Rochard) paid an aggregate of $25,000, or $0.003 per founder share (assuming the full exercise of the over-allotment option), you will experience immediate and substantial dilution from the purchase of our public shares.

The difference between the public offering price per share (allocating the entire unit purchase price to the public shares and none to the warrants included in the public units) and the pro forma net tangible book value per public share after this offering constitutes the dilution to you and the other investors in this offering. Our Sponsor acquired the founder shares at a price of $0.003 per share, contributing to this dilution. In addition, our Sponsor and the underwriters in this offering, have committed, pursuant to written agreements, to purchase an aggregate of 700,000 private units in a private placement (or 805,000 private units if the underwriters’ over-allotment option is exercised in full) at the price of $10.00 per private unit. Upon closing of this offering, you and the other public shareholders will incur an immediate and substantial dilution of approximately 97.48% (or $9.75 per share, assuming no exercise of the underwriters’ over-allotment option), the difference between the pro forma net tangible book value per share after this offering of $0.25 (assuming the maximum redemption) and the initial offering price of $10.00 per unit. This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

The nominal purchase price paid by our Sponsor and advisor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

We are offering our units at an offering price of $10.00 per unit and the amount deposited in our trust account is initially anticipated to be $10.00 per public share, implying an initial value of $10.00 per public share. However, our Sponsor purchased 7,666,667 Class B ordinary shares from us for an aggregate purchase price of $25,000, or $0.03 per share, of which up to 1,000,000 founder shares remain subject to surrender for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised during this offering. Our Sponsor has committed, pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the registration statement of which this prospectus forms a part, to transfer 20,000 founder shares (or 60,000 in the aggregate) to each of our independent directors, Parker White, Tyler Evans and Pierre Rochard, for the sum of $0.003 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $192,000,000, which is the amount in cash we would have for our initial business combination in the trust account, assuming the underwriters’ over-allotment option is not exercised and following payment of the deferred underwriting commissions, no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s equity holders or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, or the impact of our public warrants and the private warrants. At such valuation, our Class A ordinary shares would have an implied value of $7.02 per share upon consummation of our initial business combination, which would be a 30.0% decrease as compared to the initial implied value per public share of $10.00 (the price per unit in this offering, assuming no value is ascribed to the public warrants).

Public shares	20,000,000
Founder shares(1)	6,666,667
Private Units	700,000
Total shares	27,366,667
Total funds in trust available for initial business combination	$192,000,000
Public shareholders’ investment per Class A ordinary share	$10.00
Sponsor’s investment per Class B ordinary share(2)	$0.003
Initial implied value per public share	$10.00
Implied value per public share upon consummation of initial business combination(3)	$7.02

(1)	Assumes that the over-allotment option has not been exercised and an aggregate of 1,000,000 founder shares have been surrendered for no consideration by our Sponsor as a result thereof. Our Sponsor has committed, pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the registration statement of which this prospectus forms a part, to transfer 20,000 founder shares (or 60,000 in the aggregate) to each of our independent directors, Parker White, Tyler Evans and Pierre Rochard, for the sum of $0.003 per share.
(2)	The total investment in the equity of the Company by the Sponsor and the underwriters is $7,025,000, consisting of (i) $25,000 paid by the Sponsor for the 7,666,667 founder shares, (ii) $5,000,000 paid by the Sponsor for 500,000 private units and (iii) an aggregate of $2,000,000 paid by the underwriters for 200,000 private units. For purposes of this table, the full investment amount is ascribed to the founder shares only
(3)	All founder shares would automatically convert into Class A ordinary shares upon completion of our initial business combination or earlier at the option of the holder.

This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public shareholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of warrant shares issuable upon exercise of a warrant.

Our warrants may have an adverse effect on the market price of our public shares and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase 10,350,000 shares of our Class A ordinary shares (or up to 10,402,500 shares if the underwriters’ over-allotment option is exercised in full) as part of the 20,000,000 public units offered by this prospectus and 700,000 warrants underlying the private units to be issued to the Sponsor and the underwriters at the closing of this offering (assuming no exercise of the underwriters’ over-allotment option). In each case, the warrants are exercisable at a price of $11.50 (as adjusted). To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this prospectus have been satisfied, our management will have the option to require any holder that wishes to exercise his warrants (including any warrants held by our Sponsor, executive officers and directors, or any of their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of warrant shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our Company.

Holders of warrants will not participate in liquidating distributions if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the trust account, the warrants will expire and holders will not receive any of such proceeds with respect to the warrants. In this case, holders of warrants are treated in the same manner as holders of warrants of blank check companies whose units are comprised of shares and warrants, as the warrants in those companies do not participate in liquidating distribution. Nevertheless, holders of public units may have a financial incentive to vote in favor of any proposed initial business combination as each whole warrant would entitle the holder to purchase one Class A ordinary share, resulting in an increase in their overall economic stake in our Company. If a business combination is not approved, the warrants will expire and will be worthless.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of our warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our Company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if

●	we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share,

●	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination is below $9.20 per share (the “Trading Price”), then the exercise price of the warrants will be adjusted to be equal to 180% of the higher of the Trading Price and the price at which we issue the additional ordinary shares or equity-linked securities. This may make it more difficult for us to consummate an initial business combination with a target business.

If we do not maintain a current and effective prospectus relating to the warrant shares issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder had such holder exercised the warrants for cash.

If we do not maintain a current and effective prospectus relating to the warrant shares issuable upon exercise of the public warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of warrant shares that a holder will receive upon exercise of its public warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the warrant issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the warrant shares and thereafter use our best efforts to cause the registration statement to become effective and to maintain the effectiveness of such registration statement until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our Company may be reduced or the warrants may expire worthless. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the warrant shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrants shall not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. Notwithstanding the foregoing, the private warrants may be exercisable for unregistered warrant shares for cash even if the prospectus relating to the warrant shares issuable upon exercise of the warrants is not current and effective.

The determination of the offering price of our units and the size of this offering is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry.

Prior to this offering there has been no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the Representative. In determining the size of this offering, management held customary organizational meetings with representatives of the Representative, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of this offering, prices and terms of the units, including the Class A ordinary shares, warrants, and rights underlying the units, include:

●	the history and prospects of companies whose principal business is the acquisition of other companies;

●	prior offerings of those companies;

●	our prospects for acquiring an operating business at attractive values;

●	a review of debt-to-equity ratios in leveraged transactions;

●	our capital structure;

●	an assessment of our management and their experience in identifying operating companies;

●	general conditions of the securities markets at the time of this offering; and

●	other factors as were deemed relevant.

Although these factors were considered, the determination of our offering price is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

Although we have applied to list our securities on Nasdaq, as of the date of this prospectus there is currently no market for our securities. Prospective shareholders therefore have no access to information about prior market history on which to base their investment decision. Following this offering, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Once listed on Nasdaq, an active trading market for our securities may never develop or, if developed, it may not be sustained. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on Nasdaq or another national exchange. You may be unable to sell your securities unless a market can be established and sustained.

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.00. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor.

An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor. For instance, because there is no authority that directly addresses the U.S. federal income tax implications of instruments similar to the units we are issuing in this offering, the allocation an investor makes of the purchase price of a unit between the public shares and public warrants included in each unit could be challenged by the Internal Revenue Service (the “IRS”) or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of public warrants is unclear under current law. Additionally, it is unclear whether the redemption rights with respect to our public shares suspend the running of a U.S. Holder’s (as defined in the section captioned “Taxation — Material United States Federal Income Tax Considerations — U.S. Holders” below) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of public shares is long-term capital gain or loss and for determining whether any dividend we pay would be eligible for favorable U.S. federal income tax treatment. See “Taxation — Material United States Federal Income Tax Considerations” below for a summary of the principal U.S. federal income tax consequences of an investment in our securities. Each prospective investor is urged to consult with and rely solely upon its own tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Whether a redemption of public shares will be treated as a sale of such public shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts.

The U.S. federal income tax treatment of a redemption of public shares will depend on whether the redemption qualifies as a sale of such public shares under Section 302(a) of the Internal Revenue Code of 1986, as amended (the “Code”), which will depend largely on the total number of our shares treated as held by the shareholder electing to redeem public shares (including any shares constructively owned by the holder as a result of owning public warrants, or otherwise) relative to all of our shares outstanding both before and after the redemption. If such redemption is not treated as a sale of public shares for U.S. federal income tax purposes, the redemption will instead be treated as a corporate distribution of cash from us. For more information about the U.S. federal income tax treatment of the redemption of public shares, see the sections entitled “Taxation — Material United States Federal Income Tax Considerations — U.S. Holders — Redemption of Public Shares” or “Taxation — Material United States Federal Income Tax Considerations — Non-U.S. Holders,” as applicable.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results, and we will not commence operations until obtaining funding through this offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. To date, our efforts have been limited to organizational activities as well as activities related to this offering. We have not selected any specific business combination target and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our public shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following January 1. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of our financial statements with another public company, unless it is an emerging growth company that has not opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of shareholders will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States. For a more detailed discussion of the principal differences between the provisions of the Companies Act applicable to us and, for example, the laws applicable to companies incorporated in the United States and their shareholders, see the section of this prospectus captioned “Description of Securities — Certain Differences in Corporate Law.”

Shareholders of Cayman Islands exempted companies like the Company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing a business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2026. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination.

On January 24, 2024, the SEC issued final rules relating to SPACs (the “2024 SPAC Rules”), effective as of 125 days following the publication of the 2024 SPAC Rules in the Federal Register, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Neither the underwriters nor any of their respective affiliates have any obligation to provide us with potential investment opportunities or to devote any specified amount of time or support to our Company’s business.

Neither underwriters nor any of their respective affiliates have any legal or contractual obligation to seek on our behalf or to present to us investment opportunities that might be suitable for our business, and may allocate any such opportunities at their discretion to us or other parties. We have no investment management, advisory, consulting or other agreement in place with any underwriter or any of their respective affiliates that obligates any of them to undertake efforts on our behalf or that govern the manner in which they will allocate investment opportunities. Even if an underwriter or one of its affiliates were to refer an opportunity to us, no assurance can be given that such opportunity will result in an acquisition agreement or our initial business combination.

We intend to offer each public shareholder the option to vote in favor of the proposed business combination and still seek redemption of such shareholders’ shares.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder (but not our initial shareholders or the Representative) the right to have his, her or its Class A ordinary shares redeemed for cash (subject to the limitations described elsewhere in this prospectus) regardless of whether such shareholder votes for or against such proposed business combination or votes at all. This is different than other similarly structured blank check companies where shareholders are offered the right to redeem their shares only when they vote against a proposed business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including private equity groups, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval of our initial business combination may delay the consummation of a transaction. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

In addition, we do not intend to hold an annual meeting of shareholders to elect new directors prior to the completion of our business combination. Unless we hold an annual meeting, all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, the entire Board of Directors will be considered for election, however our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our business combination.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and del berate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Our letter agreement with our initial shareholders, directors and officers and registration rights agreement may be amended, and provisions therein may be waived, without shareholder approval.

Our letter agreement with our Sponsor, officers and directors contains provisions relating to transfer restrictions of our founder shares, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval with our written consent as well as the written consent of the Sponsor and our directors and officers to the extent they are the subject of any change, amendment, modification or waiver to the letter agreement. The written consent of the Representative will also be required for an amendment of a provision of the letter agreement that subjects the Sponsor and our directors and officers to certain of the restrictions included in the underwriting agreement and pursuant to which the Sponsor and our officers and directors have agreed that they will not, without the prior written consent of the Representative, offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, Class A ordinary shares or any other securities convertible into, or exercisable, or exchangeable for, Class A ordinary shares, until the earlier of (A) six months after the completion of our initial business combination or (B) subsequent to our initial business combination, the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property (for more information, also see “Securities Eligible for Future Sale — Contractual Transfer Restrictions”). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sale price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Redeemable Warrants — Public Shareholders’ Warrants — Anti-dilution Adjustments”) for any 20 trading days within any 30 trading-day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private warrants will be redeemable by us.

If we call the warrants for redemption as described above, our management will have the option to require any holder that wishes to exercise his, her or its warrant to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” our management will consider, among other factors, our cash position, the number of warrants that are outstanding and the dilutive effect on our shareholders of issuing the maximum number of shares of Class A common issuable upon the exercise of our warrants. If our management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the difference between the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the average last reported sale price of the Class A ordinary shares for the 10 trading day period ending on the trading day prior to the date on which the notice of redemption is sent to the holders of warrants. If our management takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of Class A ordinary shares to be received upon exercise of the warrants, including the “fair market value” in such case.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of some other blank check companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole warrants will trade. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for a third of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us) at the time of the execution of a definitive agreement for our initial business combination. Such requirement may limit the type and number of companies with which we may complete such a business combination.

Pursuant to the Nasdaq Stock Market Listing Rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account and less any interest earned thereon that is released to us for our taxes) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies with which we may complete a business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

If Nasdaq delists our securities from trading on its exchange after this offering, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Members of our team and companies affiliated thereof have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business.

Members of our team have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, members of our team and companies affiliated thereof have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business. Any such proceedings or investigations may be detrimental to our or their reputation or result in other negative consequences or damages, which could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

In particular, there is uncertainty as to whether the courts of the Cayman Islands or any other applicable jurisdictions would recognize and enforce judgments of U.S. courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the Cayman Islands or any other applicable jurisdiction’s courts against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

If our team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States;

●	obligatory military service by personnel; and

●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

We may seek acquisition opportunities in foreign countries that are subject to political, economic, and other uncertainties.

We may seek acquisition opportunities that have operations outside the United States. As a result, we may face political and economic risks and other uncertainties with respect these potential international operations. These risks may include the following, among other things:

●	loss of revenue, property, and equipment or delays in operations as a result of hazards such as expropriation, war, piracy, acts of terrorism, insurrection, civil unrest, and other political risks, including tension and confrontations among political parties;

●	transparency issues in general and, more specifically, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other anti-corruption compliance laws and issues;

●	increases in taxes and governmental royalties;

●	unilateral renegotiation of contracts by governmental entities;

●	redefinition of international boundaries or boundary disputes;

●	difficulties enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations;

●	difficulties enforcing our rights against a governmental agency in the absence of an appropriate and adequate dispute resolution mechanism to address contractual disputes, such as international arbitration;

●	changes in laws and policies governing operations of foreign-based companies;

●	foreign-exchange restrictions; and

●	international monetary fluctuations and changes in the relative value of the U.S. dollar as compared to the currencies of other countries in which we conduct business.

Outbreaks of civil and political unrest and acts of terrorism have occurred in countries close to or where we may seek an acquisition. Continued or escalated civil and political unrest and acts of terrorism in the countries in which we may operate could result in our curtailing operations or delays in project completions. In the event that countries in which we may operate experience civil or political unrest or acts of terrorism, especially in events where such unrest leads to an unseating of the established government, our operations could be materially impaired. Our potential international operations may also be adversely affected, directly or indirectly, by laws, policies, and regulations of the United States affecting foreign trade and taxation, including U.S. trade sanctions. Realization of any of the factors listed above could materially and adversely affect our financial condition, results of operations, or cash flows.

Corporate governance standards in emerging and frontier markets may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in Emerging and Frontier Markets are weaker than those in the United States. This could result in unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far enough to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation on a business combination we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

If the government of the country in which we effect our initial business combination finds that the agreements we entered into to acquire control of a target business through contractual arrangements with one or more operating businesses do not comply with local governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to significant penalties or be forced to relinquish our interests in those operations.

Some emerging and frontier market countries currently prohibit and/or restrict foreign ownership in certain “important industries,” including telecommunications, food production and heavy equipment. There are uncertainties under certain regulations whether obtaining a majority interest through contractual arrangements will comply with regulations prohibiting or restricting foreign ownership in certain industries. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or those having “famous brand names” or “well-established brand names.”

If we or any of our potential future target businesses are found to be in violation of any existing or future local laws or regulations (for example, if we are deemed to be holding equity interests in certain of our affiliated entities in which direct foreign ownership is prohibited), the relevant regulatory authorities might have the discretion to:

●	revoke the business and operating licenses of the potential future target business;

●	confiscate relevant income and impose fines and other penalties;

●	discontinue or restrict the operations of the potential future target business;

●	require us or the potential future target business to restructure the relevant ownership structure or operations;

●	restrict or prohibit our use of the proceeds of this offering to finance our businesses and operations in the relevant jurisdiction; or

●	impose conditions or requirements with which we or the potential future target business may not be able to comply.

Many of the economies in Emerging and Frontier markets are experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability following our initial business combination.

While many of the economies in the emerging and frontier markets have experienced rapid growth over the last two decades, they have also experienced inflationary pressures. As governments take steps to address inflationary pressures, there may be significant changes in the availability of bank credits, interest rates, limitations on loans, restrictions on currency conversions and foreign investment. There also may be imposition of price controls. If prices for the products of our ultimate target business rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability. If these or other similar restrictions are imposed by a government to influence the economy, it may lead to a slowing of economic growth. Because we are not limited to any specific industry, the ultimate industry that we operate in may be affected more severely by such a slowing of economic growth.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

We intend to acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We will have operations, agreements with third parties and make sales in the Asia Pacific region, which may experience corruption. Our proposed activities in the Asia Pacific region create the risk of unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company, because these parties are not always subject to our control. It will be our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in this offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this prospectus regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to elect directors.

In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on the Nasdaq. As an exempted company, there is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Prior to the consummation of our initial business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment or removal of directors.

A conflict of interest may arise from the need to obtain the consent of our Sponsor to our business combination.

Our Sponsor will not cause us to enter into any agreements with respect to our initial business combination without its approval. Interests of our Sponsor, or its respective affiliates may conflict with those of the rest of the shareholders, and our Sponsor can prevent us from consummating a business combination if they do not wish to proceed with such business combination, even if such business combination might be in the best interest of our public shareholders.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluation suitable targets for an initial business combination. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. Our board of directors is ultimately responsible for overseeing the risk management activities in general and, as deemed necessary by our management team, will be informed of any cybersecurity threats or risks that may arise. In fiscal year 2024, we did not identify any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy and results of operations.

Item 2. PROPERTIES

We maintain our principal executive office at at 1200 N. Federal Hwy, Suite 200, Boca Raton, FL 33432. We consider our current office space adequate for our current operations.

Item 3. LEGAL PROCEEDINGS

To the knowledge of management, there is no material litigation, arbitration or governmental proceeding currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. MINE SAFETY DISCLOSURES

None

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A Ordinary Shares and warrants are each traded on Nasdaq under the symbols “BIXIU,” “BIXI” and “BIXIW,” respectively. Our units commenced public trading on December 2, 2025. Our Class A Ordinary Shares and warrants began separate trading on January 23, 2026.

Holders

On March 30, 2026, there was 4 holders of record for our units, 1 holders of record for our Class A Ordinary Shares, 4 holders of record of our Class B Ordinary Shares and 1 holder of record of our warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Ordinary Shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales of Equity Securities

Our Sponsor has acquired 7,666,667 Class B ordinary shares, or “founder shares,” for a purchase price of $25,000 or $0.003 per share, of which up to 1,000,000 founder shares remain subject to surrender to us for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised during this offering. The purchase price per founder share was determined by dividing the amount of cash contributed to the Company by the number of founder shares issued. Prior to the investment of $25,000 by our Sponsor, the Company had no assets, tangible or intangible.

The number of founder shares, and the surrender mechanism underlying the founder shares, has been determined in order to ensure that the founder shares will collectively represent 25% of the outstanding shares (excluding any shares underlying the private units) upon completion of this offering and the exercise of the underwriters’ over-allotment option, if any. In connection with this offering, our Sponsor holds 7,666,667 founder shares, of which up to 1,000,000 founder shares are subject to surrender to us depending on the extent to which the underwriters’ over-allotment option is exercised during this offering. Our Sponsor has, pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the registration statement of which this prospectus forms a part, to transfer 20,000 founder shares (or 60,000 in the aggregate) to each of our independent directors, Parker White, Tyler Evans and Pierre Rochard, for the sum of $0.003 per share.

Our Sponsor and the underwriters in this offering, have committed, pursuant to written agreements, to purchase an aggregate of 700,000 private units in a private placement that will close simultaneously with this offering (or up to 575,000 private units if the underwriters’ over-allotment option is exercised in full) at the price of $10.00 per private unit. Of the 700,000 private units, our Sponsor has committed to purchase 500,000 private units (or up to 575,000 private units in the event that the underwriters’ over-allotment option is exercised in full) and the underwriters have committed to purchase an aggregate of 200,000 private units (or up to an aggregate of 230,000 private units if the underwriters’ over-allotment option is exercised in full). These purchases of private units will take place in a private placement that will close simultaneously with the sale of the public units in this offering.

These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

In connection with the initial public offering, we incurred offering costs of $13,717,902 (including deferred underwriting commissions of $8,800,000). Other incurred offering costs consisted principally of preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $200,000,000 of the net proceeds from our initial public offering and the sale of the placement shares were placed in the trust account.

There has been no material change in the planned use of the proceeds from the initial public offering and the sale of the placement shares as is described in the company’s final prospectus related to the initial public offering.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to the Company’s management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

For the period from June 9, 2025 (inception) through December 31, 2025, we had net income of $150,959 comprised of $645,454 of interest income on the Trust Account, $1,378 of interest income on money market mutual fund, and a gain of $87,000 on the change in fair value of the over-allotment option liability, offset by $329,000 share based compensation expense, $146,605 of formation, general and administrative expenses, $6,475 of insurance expense, $82,083 of listing fees, and $18,710 of administrative support fee expense.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $2,637,478, cash and marketable securities held in the Trust Account of $220,645,454, and working capital of $2,582,429. For the period from June 9, 2025 (inception) through December 31, 2025, net cash used in operating activities was $272,070, net cash used in investing activities was $220,000,000, and net cash provided by financing activities was $222,909,548.

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering (defined below) through $25,000 paid by the Sponsor to cover certain of our offering and formation costs in exchange for the issuance of the founder shares to our Sponsor and up to $300,000 in loans from our Sponsor.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due at the earlier of (i) the closing of the Initial Public Offering or (ii) the date which the Company determines not to proceed with the Initial Public Offering. The Promissory Note will be repaid out of the offering proceeds that has been allocated to the payment of offering expenses. As of December 3, 2025, the date of the Initial Public Offering, the Company had borrowed $149,000 under the Promissory Note. As of December 31, 2025, the Promissory Note has been repaid in full and is no longer available for draw down.

Administrative Services Agreement

Commencing on the effective date of the Registration Statement, the Company entered into an agreement with our Sponsor to pay an aggregate of $20,000 per month for company administration, office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $20,000 per month fee. The Company has recorded $18,710 for the period from June 9, 2025 (inception) through December 31, 2025, and has paid $18,710 under the agreement as of December 31, 2025, resulting in a no amounts outstanding as of December 31, 2025.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If we complete an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025, no such Working Capital Loans were outstanding.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. No unaudited quarterly operating data is included in this Quarterly Report as we have not conducted any operations to date.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of December 31, 2025.

Recent Accounting Standards

Refer to Note 2 – Significant Accounting Policies in the Notes to the Financial Statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

During the year ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our officers, directors and director nominees are as follows:

Name	Age	Title
Ryan Gentry	33	Chief Executive Officer, Director
Vikas Mittal	45	Director
James DeAngelis	65	Chief Financial Officer
Parker White	32	Chairman of the Board
Tyler Evans	33	Director
Pierre Rochard	36	Director

Our directors and officers are as follows:

Ryan Gentry, our Chief Executive Officer and Director, brings over a decade of experience spanning engineering, venture capital, and financial technology, with a focus on innovation at the intersection of finance and the Internet. Mr. Gentry is serving as the Co-Chief Executive Officer and Chief Investment Officer of CSLM Digital Asset Acquisition Corp III, Ltd, a special purpose acquisition company, since November 10, 2025. From 2020 to 2025, he led Business Development at Lightning Labs, where he helped scale the company’s Bitcoin and stablecoins payments infrastructure to support tens of billions of dollars in annualized volume on the Lightning Network. Prior to that, Mr. Gentry served as Lead Analyst at Multicoin Capital from 2018 to 2020, where he conducted diligence on early-stage investments in decentralized protocols and digital asset infrastructure. He began his career as a controls engineer at Intel Corporation, supporting automation systems in high-volume semiconductor manufacturing. Mr. Gentry holds a B.S. in Aerospace Engineering from The University of Texas at Austin and an M.S. in Electrical and Computer Engineering from the Georgia Institute of Technology. We believe that Mr. Gentry is well qualified to serve as our Chief Executive Officer due to his experience in digital financial infrastructure space (DeFi).

James DeAngelis, our Chief Financial Officer, brings over 30 years of executive financial and operational experience in CFO and COO roles for public and private companies focused on technology-driven industries, including financial services, big data, BioTech, MedTech, e-commerce, clean tech, and specialty materials. Mr. DeAngelis has served as Director of Digital Transformation for Kroll, LLC from January 2003 to February 2025, segment CFO-Kroll Government Solutions, LLC (Kroll, LLC) from January 2023 to February 2025. Before Kroll, he served as CFO & COO, Secretary and Treasurer of Verus Analytics, LLC from July 2011 to June 2020. Before Verus, he served in various C-Suite roles at a series of portfolio companies in Putnam Partners, LLC from September 2009 to June 2011. Prior to Putnam, he served from May 1992 to August 2009 in various C-Suite roles in a series of public companies including Commodore Environmental Services, Inc. (COES:OTCPK), Commodore Applied Technologies, Inc. (CXIA:OTCPK) and Commodore Separation Technologies, Inc. (CXOT:OTCBB). Mr. DeAngelis graduated from The University of Connecticut with B.S degrees in biology and physiology, and from Thunderbird School of Global Management with a Masters in International Management. Additionally, he is a graduate of the certificate program from Harvard Business Analytics Program (HBAP). We believe that Mr. DeAngelis is well qualified to serve as our Chief Financial Officer due to his financial expertise and experience being an officer of public companies.

Vikas Mittal, our Director, has served as the Managing Member and Chief Investment Officer of Meteora Capital, LLC (“Meteora”) since January 2022. Mr. Mittal is also the Chairman, Co-Chief Executive Officer and Chief Financial Officer of CSLM Digital Asset Acquisition Corp III, Ltd, a special purpose acquisition company (SPAC), which is in the process of completing its initial public offering. Over Mr. Mittal’s 20 years on the buy-side as a principal investor, he has deployed capital across event-driven investment strategies. Mr. Mittal was a member of GSR II Meteora Acquisition Corp., where a Meteora investment professional also served as CFO. The SPAC raised $316.25 million in February 2022 and subsequently completed its initial business combination with Bitcoin Depot, Inc. (NASDAQ: BTM), a cryptocurrency platform operating a network of Bitcoin ATMs (BTMs) and a digital wallet application, in June 2023. Bitcoin Depot was founded in 2016 with the mission to connect those who prefer to use cash to the broader, digital financial system. Bitcoin Depot provides its users with simple, efficient and intuitive means of converting cash into Bitcoin, which users can deploy in the payments, spending and investing space. Users can convert cash to Bitcoin at Bitcoin Depot’s kiosks and at thousands of name-brand retail locations through its BDCheckout product. The Company has the largest market share in North America with approximately 8,400 kiosk locations as of early 2025. This represents over 30% growth in the number of kiosks since the closing of the business combination. Mr. Mittal has also served as Chief Financial Officer of Berto Acquisition Corp. since June 2025. Prior to Meteora, Mr. Mittal was an investment professional and member of Glazer Capital, LLC (“GCM”), having joined GCM in 2005. Before transitioning to the buy-side, Mr. Mittal was part of the founding team that launched Raymond James’ TMT investment banking practice in Palo Alto, California, in 2002 focusing on mid-market mergers and acquisitions and private placements. Mr. Mittal earned a B.S. in Finance from University of Florida in 2002, summa cum laude, and earned an MBA from NYU Stern School of Business in 2012. Mr. Mittal is also a CFA holder. We believe that Mr. Mittal is well qualified to serve as a director due to his deep experience in public finance, particularly with special purpose acquisition companies.

Parker White, an Independent Director and Chairman of the Board, has served as the Chief Operating Officer and Chief Investment Officer at DeFi Dev Corp (NASDAQ:DFDV) since DATE, and previously served as an Engineering Director at Kraken Digital Asset Exchange from December 2018 to March 2025. He currently runs a Solana validator with $75 million in delegated stake which he started in DATE. Earlier in his career, Mr. White served as the Director of Research and Trading for TCG Advisors, a $2 billion institutional asset manager, from May 2014 to December 2018. He earned a bachelor’s degree in finance from the University of Texas in 2014. We believe that Mr. White is well qualified to serve as a Chairman of the Board due to his experience as a chief financial officer and engineering expertise.

Pierre Rochard, Independent Director, Pierre Rochard is the Founder of the Bitcoin Bond Company, and has served as Chief Executive Officer since April 2025. The Bitcoin Company is a financial technology firm focused on developing bitcoin-backed financial products. Prior to that, from July 2022 to March 2025, he served as Vice President of Research for Riot Platforms Inc., one of the largest publicly traded Bitcoin mining companies in North America. Previously, from October 2019 to June 2022, Mr. Rochard was a product manager at Kraken Digital Asset Exchange, a cryptocurrency exchange. Mr. Rochard has an extensive career in Bitcoin economics, policy and technology. He started his career in public accounting and later co-founded the Satoshi Nakamoto Institute in November 2013, an educational initiative dedicated to archiving and promoting Bitcoin’s intellectual history. He became a prominent writer and speaker on Bitcoin, energy policy and financial regulation, and has advised policymakers, institutional investors and corporations on Bitcoin adoption and integration into the traditional financial markets. Mr. Rochard also serves on the Board of Directors for Strive, Inc. (NASDAQ: ASST) since September 2025. He brings deep expertise in Bitcoin, financial innovation and regulatory engagement. His background at the intersection of digital assets, economics and public policy supports informed oversight and long-term value creation. Mr. Rochard was educated at the University of Texas at Austin, where he earned his Bachelor of Business Administration and Master’s degrees in Accounting. We believe that Mr. Rochard is well qualified to serve as a director due to his expertise in crypto currency.

Tyler Evans, Independent Director, has been serving as the Chief Investment Officer of Kindly MD Inc. since March 2025 (Nasdaq: NAKA), where he leads the company’s Bitcoin investment strategy. He is also the co-founder and CIO of UTXO Management, a premier asset manager focused on Bitcoin-native opportunities across public and private markets, which he has been serving as managing director since 2019. Mr. Evans co-founded BTC Inc in 2014, the publisher of Bitcoin Magazine and producer of the annual Bitcoin Conference, where he still serves as a director. He currently serves on the boards of Metaplanet Inc. (TSE: 3350 - since April 2024), Smarter Web Company PLC (AQSE: SWC since March 2025), Matador Inc. (TSXV: MATA since March 2025), and BTC Inc, since December 2021. A Bitcoin investor since 2013, he is also an active mentor with the Bitcoin Startup Lab and Draper BitcoinFi accelerator. Mr. Evans holds a degree in Chemical Engineering from the University of Alabama. We believe that Mr. Evans is well qualified to serve as a director due to his diverse experience in Bitcoin strategy initiatives.

Number, Terms of Office and Election of Executive Officers and Directors

Upon the effectiveness of the registration statement of which this prospectus forms a part, we expect that our board of directors will consist of five members. Prior to our initial business combination, holders of our founder shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by the holders of a majority of at least 90% of our ordinary shares attending and voting in person or by proxy in a general meeting. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a simple majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, holders of our founder shares). Our executive officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our executive officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the Board of Directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Upon the effectiveness of the registration statement of which this prospectus forms a part, we expect to have five “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules prior to completion of this offering. Our board has determined that each of Parker White, Tyler Evans and Pierre Rochard is an independent director under applicable SEC rules and the Nasdaq listing standards.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay our Sponsor, a monthly fee of $20,000 per month for office space and general and administrative services until the consummation of an initial business combination. The officers and directors shall be entitled to reimbursement from the Company for their out-of-pocket expenses incurred and advisory fees shall be paid to the directors and advisors in connection with certain activities on the Company’s behalf.

Except as set forth above and in this paragraph, no compensation will be paid to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. Additionally, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our Board of Directors may also approve the payment of advisory fees to directors in connection with such activities, including board committee service, and extraordinary administrative and analytical services. Our independent directors will review on a quarterly basis all payments that were made to our Sponsor, executive officers, directors or our or their affiliates.

After the completion of our initial business combination, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommenced, to the Board of Directors for determination, either by a committee constituted solely of independent directors or by a majority of the independent directors on our Board of Directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Upon the effective date of the Registration Statement of which this prospectus forms a part, our Board of Directors will have two standing committees: an audit committee and a compensation committee. Each of our audit committee and our compensation committee will be composed solely of independent directors. Each committee will operate under a charter that will be approved by our Board of Directors and will have the composition and responsibilities described below. The charter of each committee will be available on our website following the closing of this offering.

Audit Committee

We established and will maintain an audit committee, which will be composed entirely of independent directors as and when required by the rules of Nasdaq and Rule 10A of the Exchange Act. The members of our audit committee will be Parker White, Tyler Evans and Pierre Rochard. Parker White will serve as chair of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Parker White qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We adopted an audit committee charter, which will detail the purpose and principal functions of the audit committee, including:

●	assisting the Board of Directors in the oversight of (1) the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company, (2) the preparation and integrity of the financial statements of the Company, (3) the compliance by the Company with financial statement and regulatory requirements, (4) the performance of the Company’s internal finance and accounting personnel and its independent registered public accounting firms, and (5) the qualifications and independence of the Company’s independent registered public accounting firms;

●	reviewing with each of the internal and independent registered public accounting firms the overall scope and plans for audits, including authority and organizational reporting lines and adequacy of staffing and compensation;

●	reviewing and discussing with management and internal auditors the Company’s system of internal control and discussing with the independent registered public accounting firm any significant matters regarding internal controls over financial reporting that have come to its attention during the conduct of its audit;

●	reviewing and discussing with management, internal auditors and the independent registered public accounting firm the Company’s financial and critical accounting practices, and policies relating to risk assessment and management;

●	receiving and reviewing reports of the independent registered public accounting firm and discussing 1) all critical accounting policies and practices to be used in the firm’s audit of the Company’s financial statements, 2) all alternative treatments of financial information within GAAP that have been discussed with management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent registered public accounting firm, and 3) other material written communications between the independent registered public accounting firm and management, such as any management letter or schedule of unadjusted differences;

●	reviewing and discussing with management and the independent registered public accounting firm the annual and quarterly financial statements and section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company prior to the filing of the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

●	reviewing, or establishing, standards for the type of information and the type of presentation of such information to be included in, earnings press releases and earnings guidance provided to analysts and rating agencies;

●	discussing with management and the independent registered public accounting firm any changes in the Company’s critical accounting principles and the effects of alternative GAAP methods, off-balance sheet structures and regulatory and accounting initiatives;

●	reviewing material pending legal proceedings involving the Company and other contingent liabilities;

●	meeting periodically with the Chief Executive Officer, Chief Financial Officer, the senior internal auditing executive and the independent registered public accounting firm in separate executive sessions to discuss results of examinations;

●	reviewing and approving all transactions between the Company and related parties or affiliates of the officers of the Company requiring disclosure under Item 404 of Regulation S-K prior to the Company entering into such transactions;

●	establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees or contractors of concerns regarding questionable accounting or accounting matters;

●	reviewing periodically with the Company’s management, independent registered public accounting firm and outside legal counsel (i) legal and regulatory matters which may have a material effect on the financial statements, and (ii) corporate compliance policies or codes of conduct, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding the Company’s financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities; and

●	establishing policies for the hiring of employees and former employees of the independent registered public accounting firm.

Compensation Committee

Upon the commencement of the trading of our units on Nasdaq, we will have established a compensation committee of the board of directors. The members of our compensation committee are Parker White, Tyler Evans and Pierre Rochard. Parker White will serve as chair of the compensation committee. We have adopted a compensation committee charter, which will detail the purpose and responsibility of the compensation committee, including:

●	reviewing the performance of the Chief Executive Officer and executive management;

●	assisting the Board in developing and evaluating potential candidates for executive positions (including Chief Executive Officer);

●	reviewing and approving goals and objectives relevant to the Chief Executive Officer and other executive officer compensation, evaluating the Chief Executive Officer’s and other executive officers’ performance in light of these corporate goals and objectives, and setting the Chief Executive Officer and other executive officer compensation levels consistent with its evaluation and the Company philosophy;

●	approving the salaries, bonus and other compensation for all executive officers;

●	reviewing and recommending to the Board of Directors for approval compensation packages for new corporate officers and termination packages for corporate officers as requested by management;

●	reviewing and discussing with the Board of Directors and senior officers plans for officer development and corporate succession plans for the Chief Executive Officer and other senior officers;

●	reviewing and making recommendations concerning executive compensation policies and plans;

●	reviewing and recommending to the Board of Directors the adoption of or changes to the compensation of the Company’s directors;

●	reviewing and approving the awards made under any executive officer bonus plan, and providing an appropriate report to the Board of Directors;

●	reviewing and making recommendations concerning long-term incentive compensation plans, including the use of stock options and other equity-based plans, and, except as otherwise delegated by the Board of Directors, acting as the “Plan Administrator” for equity-based and employee benefit plans;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for the Company’s executive officers and employees;

●	reviewing periodic reports from management on matters relating to the Company’s personnel appointments and practices;

●	assisting management in complying with the Company’s proxy statement and annual report disclosure requirements;

●	issuing an annual Report of the Compensation Committee on Executive Compensation for the Company’s annual proxy statement in compliance with applicable SEC rules and regulations;

●	annually evaluating the committee’s performance and the committee’s charter and recommending to the Board of Directors any proposed changes to the charter or the committee; and

●	undertaking all further actions and discharging all further responsibilities imposed upon the Committee from time to time by the Board of Directors, the federal securities laws or the rules and regulations of the SEC.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Parker White, Tyler Evans and Pierre Rochard. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Code of Conduct and Ethics

Upon the effectiveness of the registration statement of which this prospectus forms a part, we will have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. We have filed a copy of our form of Code of Business Conduct and our board committee charters as exhibits to the registration statement. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct in a Current Report on Form 8-K. See “Where You Can Find Additional Information.”

Conflicts of Interest

Under Cayman Islands law, directors and officers owe fiduciary duties to the Company including the following:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the Company as a whole;

●	duty to exercise authority for the purpose for which it is conferred;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different classes of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the Company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care and skill, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the Company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the Company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Our team, in their capacities as directors, officers or employees of our Sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties.

Certain members of our team have fiduciary and contractual duties to Meteora and to certain companies in which Meteora has invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. None of the members of our team who are also employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware, subject to his or her fiduciary duties under Cayman Islands law. Our Sponsor and members of our team are also not prohibited from Sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination, and certain of them expect to do so in the future. Any such involvement may result in conflicts of interests as described above.

Our Sponsor, officers or directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. Based on the existing relationships of our Sponsor, directors and officers, their level of financial investment in us and the potential loss of such investment if no business combination is consummated, and the fact that we may consummate a business combination with a target in a broad array of industries, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination. While we believe there may be overlap between companies that would be a suitable business combination for us, there are also many companies that would make be an attractive target for their other businesses. Therefore, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, or in the case of a non-compete restriction, may not present such opportunity to us at all. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. In addition, our amended and restated memorandum and articles of association will contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to the Company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

In addition, our Sponsor, its members, our officers or our directors or their respective affiliates may be investors, or have other direct or indirect interests, in a business with which we may enter into a business combination agreement and/or in certain funds or other persons that may purchase shares in this offering or that may otherwise purchase our Class A ordinary shares in the public market.

We do not believe, however, based on the other companies with which our directors and officers are affiliated and their respective businesses, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

Investors should be aware of the following potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased founder shares for a nominal purchase price prior to the date of this prospectus and will purchase private units in a transaction that will close simultaneously with the closing of this offering. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of our initial business combination. Additionally, our Sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the trust account. If we do not complete our initial business combination within the prescribed time frame, the private units will expire worthless. Furthermore, our Sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier of (A) six months after the completion of our initial business combination or (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. The private units (including the Class A ordinary shares comprising part of the private placement units and the Class A ordinary shares underlying the private warrants) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	The personal and financial interests of our directors and executive officers may influence their motivation in timely identifying and pursuing an initial business combination or completing our initial business combination. The different timelines of competing business combinations could cause our directors and executive officers to prioritize a different business combination over finding a suitable acquisition target for our business combination. For example, if two targets are being evaluated by our management team, and one is more stable and has a better risk or stability profile for our public shareholders, but may take a longer time to diligence and go through the business combination process, while the other has a less favorable risk or stability profile for our public shareholders, but would be easier, quicker and more certain to guide through the business combination process, our management team may decide to choose what they believe to be the quicker and more certain path despite its less favorable risk or stability profile for our public shareholders, as our management team would likely not receive any financial benefit unless we consummated a business combination. Additionally, if members of our management team form other special purpose acquisition companies similar to ours or pursue other business or investment ventures during the period in which we are seeking an initial business combination, the consideration paid, terms, conditions and timing relating to the business combinations of such other special purpose acquisition companies or ventures, and the level of attention paid to by members of our management team to them versus the level of attention paid to us may conflict in a way that is unfavorable to us. Consequently, our directors’ and executive officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest, which could negatively impact the timing for a business combination.

●	Our Sponsor and members of our management team will directly or indirectly own our securities following this offering, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination, including the fact that they may lose their entire investment in us if our initial business combination is not completed, except to the extent they receive liquidating distributions from assets outside the trust account. Upon the closing of this offering, our Sponsor will have invested in us an aggregate of $5,025,000, comprised of the $25,000 purchase price for the founder shares (or approximately $0.003 per share) and the $5,000,000 purchase price for the private units (or $10.00 per unit), assuming the underwriters do not exercise their over-allotment option. Accordingly, our management team may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares and if our Sponsor were required to pay cash to exercise the private units, as our Sponsor and members of our management team would likely not receive any financial benefit unless we consummated such business combination. These interests of our executive officers and directors may affect the consideration paid, terms, conditions and timing relating to a business combination in a way that conflicts with the interests of our public shareholders.

●	Certain members of our management team may receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	In the event our Sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Similarly, if we agree to pay our Sponsor or a member of our management team or one of their affiliates a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination, which, if made prior to the completion of our initial business combination, will be paid from working capital.

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers, directors or the non-managing Sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors or the non-managing Sponsor investors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

For the foregoing reasons, our Board of Directors may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination with the Company.

In general, executive officers and directors of a corporation incorporated under the laws of the Cayman Islands are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its shareholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our Board of Directors evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of our execution of a definitive agreement for a business combination, our liquidation or such time as he or she ceases to be an officer or director, to present to our Company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any fiduciary or contractual obligations he or she might have in the event their respective business combinations are not consummated. Accordingly, our amended and restated memorandum and articles of association provide that the doctrine of corporate opportunity will not apply with respect to any of our executive officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations.

Individual	Entity	Entity’s Business	Affiliation
Vikas Mittal	Samara CSLM LLC	Holding Company	Managing Member

	SAMARA DE V, LLC	Sponsor managing member	Managing Member

	Meteora Capital	Investment management company	Managing Member and Chief Investment Officer

	Investcorp Europe Acquisition Corp I	Special Purpose Acquisition Company	Chief Executive Officer and Chief Financial Officer

	CSLM Digital Asset Acquisition Corp III, Ltd	Special Purpose Acquisition Company	Chairman, Co-Chief Executive Officer and Chief Financial Officer

Individual	Entity	Entity’s Business	Affiliation
Ryan Gentry	CSLM Digital Asset Acquisition Corp III, Ltd	Special Purpose Acquisition Company	Co-Chief Executive Officer

Parker White	DeFi Dev Corp	Digital Assets	Chief Operating Officer and Chief Investment Officer

Tyler Evans	UTXO Kindly MD Inc. Metaplanet Inc. Smarter Web Company PLC BTC, Inc.	Digital Assets	CIO Co Founder and CIO Director Director Director Co-Founder

Pierre Rochard	The Bitcoin Company		Founder - CEO

	Strive, Inc.		Director

(1)	Includes certain other affiliates and portfolio companies

If we submit our initial business combination to our public shareholders for a vote, our initial shareholders have agreed to vote any shares held by them in favor of our initial business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to their founder shares, insider shares or private shares. If they purchase Class A ordinary shares as part of this offering or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert or sell such shares to us in connection with the consummation of an initial business combination.

All ongoing and future transactions between us and any of our Sponsor, executive officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our Board of Directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Item 11. EXECUTIVE COMPENSATION

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Clawback Policy

As required by the NASDAQ rules, our Board has adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recovery of incentive compensation received by any the Company’s current and former executive officers (as determined by the Compensation Committee of the Company’s Board in accordance with Section 10D of the Exchange Act and the rules of the Nasdaq Global Market) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the Compensation Committee (collectively, the “Covered Executives”) during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirement under the securities laws. The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the Compensation Committee. If the Compensation Committee cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. Because we do not anticipate paying any cash compensation to our prospective Covered Executives, we do not anticipate paying any incentive compensation which could become subject to clawback under the Clawback Policy.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2026 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and director as a group.

The following table is based on 27,770,000 Ordinary Shares issued and outstanding as of December 31, 2025, of which 20,000,000 were Class A Ordinary Shares and 7,666,667 were Class B Ordinary Shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our Ordinary Shares beneficially owned by them.

	Before Offering			After Offering
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Approximate Percentage of Issued and Outstanding Ordinary Shares(6)	Number of Shares Beneficially Owned(7)		Approximate Percentage of Issued and Outstanding Ordinary Shares(8)
Samara Acquisition Sponsor V Ltd. (our Sponsor)(3)(4)	7,606,667		99.2%	6,606,667		24.1%
Ryan Gentry	-		-	-		-
Vikas Mittal(3)	7,606,667		99.2%	6,606,667		24.1%
James DeAngelis	-		-	-		-
Parker White	20,000	(5)	0.3%	20,000	(5)	-
Tyler Evans	20,000	(5)	0.3%	20,000	(5)	-
Pierre Rochard	20,000	(5)	0.3%	20,000	(5)	-
All directors and officers as a group (6 individuals)	7,666,667	(4)	100%	6,666,667		24.3%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1200 N. Federal Hwy, Suite 200, Boca Raton, FL 33432.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.” This number assumes the transfer by the Sponsor of 20,000 founder shares (or 60,000 in the aggregate) to each of Parker White, a director of the Company, and the Company’s directors, Tyler Evans and Pierre Rochard, for the sum of $0.003 per share pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the registration statement of which this prospectus forms a part.
(3)	Samara Acquisition Sponsor V Ltd. our Sponsor, is the record holder of the Class B ordinary shares reported herein. The legal and beneficial owners of our Sponsor is SAMARA DE V, LLC, which is owned and controlled by Vikas Mittal and his immediate family. By virtue of his shared control over the manager of our Sponsor, Mr. Vittal may be deemed to beneficially own shares held by our Sponsor.

(4)	Certain institutional investors (none of which are affiliated with any member of our management, our Sponsor or any other investor), which we refer to as the “non-managing Sponsor investors” throughout this prospectus, have expressed an interest to indirectly purchase, through the purchase of securities in our Sponsor, an aggregate of 250,000 private units ($2,500,000 in the aggregate) at a price of $10.00 per unit in a private placement that will close simultaneously with the closing of this offering. Subject to each non-managing Sponsor investor indirectly purchasing, through securities in our Sponsor, the private units allocated to it in connection with the closing of this offering, the Sponsor issued its securities at a nominal purchase price to the non-managing Sponsor investors reflecting interests in an aggregate of 1,666,667 founder shares held by the Sponsor. The Sponsor will continue holding founder shares and private units until the completion of our initial business combination, and as such, until that time, it will control the voting by these shares and will have the sole discretion as to when to convert the founder shares and private shares into Class A ordinary Shares.
(5)	Represents shares transferred by the Sponsor pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the registration statement of which this prospectus forms a part, to transfer 20,000 founder shares (or 60,000 in the aggregate) to each of our independent directors, Parker White, Tyler Evans and Pierre Rochard, for the sum of $0.003 per share.
(6)	Based on 6,666,667 shares issued and outstanding before the offering.
(7)	This number assumes that the underwriters’ over-allotment option is not exercised and that the Sponsor forfeits 1,000,000 founder shares, and the Sponsor has acquired 500,000 private units at a price of $10.00 per unit (with each unit consisting of one Class A ordinary share, and one-half of one redeemable warrant) in a private placement, and that none of such persons purchase public units in this offering. The Class A ordinary shares derived from the private units and warrants are not included in this calculation.
(8)	This number assumes that the underwriters’ over-allotment option is not exercised and following the completion of the offering, 27,366,667 ordinary shares in total remain outstanding.

Immediately after this offering, our initial shareholders will beneficially own 25% of the then issued and outstanding ordinary shares (assuming our initial shareholders do not purchase any units in this offering and excluding any shares underlying the private units) and will have the right to elect all of our directors prior to our initial business combination as a result of holding all of the founder shares. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions. If we increase or decrease the size of this offering, we will effect a capitalization or share repurchase or redemption or other appropriate mechanism, as applicable, with respect to our founder shares immediately prior to the consummation of this offering in such amount as to maintain the number of founder shares, on an as-converted basis, at 25% of our issued and outstanding ordinary shares upon the consummation of this offering (excluding any shares underlying the private units). The Class A ordinary shares issuable upon conversion of our founder shares may ultimately result in material dilution to our public shareholders due to the anti-dilution rights of our founder shares that may result in an issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion.

To the extent the underwriters do not exercise their over-allotment option, up to an aggregate of 1,000,000 founder shares will be subject to forfeiture. Our Sponsor will be required to surrender for no consideration only that number of founder shares necessary to maintain the representation by the founder shares of a 25% ownership interest in our outstanding ordinary shares (without giving effect to the sale of the private units) after consummation of this offering.

Assuming no exercise of the underwriters’ over-allotment option, our Sponsor has committed to purchase an aggregate of 500,000 private units (or up to 575,000 private units if the over-allotment option is exercised in full) and the underwriters have committed to purchase an aggregate of 200,000 private units (or up to an aggregate of 230,000 private units if the over-allotment option is exercised in full) at $10.00 per unit. These purchases will take place in a private placement that will close simultaneously with the consummation of this offering. The private units are identical to the public units, except as otherwise described herein.

Our initial shareholders have agreed (A) to vote their founder shares and private shares held by them in favor of any proposed business combination, (B) not to propose an amendment to our charter documents with respect to our pre-business combination activities prior to the consummation of such a business combination unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, (C) not to redeem any private shares in connection with a shareholder vote to approve our proposed initial business combination and (D) that such private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the trust account). To the extent that our initial shareholders acquire any public shares after we publicly announce our intention to engage in a proposed business combination, such initial shareholders have agreed pursuant to the terms of a letter agreement that they will not vote such shares for or against such business combination.

Our initial shareholders have agreed not to transfer, assign or sell any of their respective founder shares that they hold until the date that is (i) in the case of the founder shares, the earlier of (A) six months after the date of the consummation of our initial business combination or (B) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction after our initial business combination which results in all of our shareholders having the right to exchange their public shares for cash, securities or other property, and (ii) in the case of the private units or any securities underlying the private units, until 30 days after the completion of our initial business combination. Notwithstanding the foregoing, the lock-up period of the non-managing Sponsor investors shall not be longer than the Sponsor’s lock-up period; provided that if upon consummation of an initial business combination, any securityholder holding more than three percent (3.0%) of the capital stock of the surviving company is not subject to a lock-up agreement or is subject to a lock-up agreement for a shorter period of time than non-managing Sponsor investors, the non-managing Sponsor investors’ lock-up period shall be reduced to the shortest lock-up period or terminated, as the case may be, unless such exclusion from the lock-up obligations is required in compliance with the listing rules of Nasdaq or any other national stock exchange.

Notwithstanding the foregoing, during their respective lock-up periods, the initial shareholders may transfer, assign or sell any of the aforenamed securities (1) amongst the Sponsor and its affiliates, to our executive officers or directors, or to any affiliate or family member of any of our executive officers or directors, (2) in the case of an entity, as a distribution to its partners, shareholders or members upon its liquidation, (3) in the case of an individual, (i) by bona fide gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization, (ii) by virtue of the laws of descent and distribution upon the death of such person, (iii) pursuant to a qualified domestic relations order, (4) by certain pledges to secure obligations incurred in connection with purchases of the Company’s securities, (5) through private sales or transfers made in connection with the consummation of our initial business combination at prices no greater than the price at which such securities were originally purchased, or (6) to us for no value for cancellation in connection with the consummation of our initial business combination; provided, that, in each such case (except clause (6)), these transferees (the “permitted transferees”) shall enter into a written agreement with us agreeing to be bound by the transfer restrictions agreed to by the original holder in connection with the purchase of the securities being transferred.

Registration Rights

Our initial shareholders, the non-managing Sponsor investors and their permitted transferees can demand that we register the founder shares, the private units and underlying securities and any securities issued upon conversion of working capital loans, pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of a majority of these securities or units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a business combination.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Sponsor has acquired 7,666,667 Class B ordinary shares, or “founder shares,” for a purchase price of $25,000 or $0.003 per share, of which up to 1,000,000 founder shares remain subject to surrender to us for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised during this offering. The purchase price per founder share was determined by dividing the amount of cash contributed to the Company by the number of founder shares issued. Prior to the investment of $25,000 by our Sponsor, the Company had no assets, tangible or intangible.

The number of founder shares, and the surrender mechanism underlying the founder shares, has been determined in order to ensure that the founder shares will collectively represent 25% of the outstanding shares (excluding any shares underlying the private units) upon completion of this offering and the exercise of the underwriters’ over-allotment option, if any. In connection with this offering, our Sponsor holds 7,666,667 founder shares, of which up to 1,000,000 founder shares are subject to surrender to us depending on the extent to which the underwriters’ over-allotment option is exercised during this offering. Our Sponsor has, pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the registration statement of which this prospectus forms a part, to transfer 20,000 founder shares (or 60,000 in the aggregate) to each of our independent directors, Parker White, Tyler Evans and Pierre Rochard, for the sum of $0.003 per share.

Our Sponsor and the underwriters in this offering, have committed, pursuant to written agreements, to purchase an aggregate of 700,000 private units in a private placement that will close simultaneously with this offering (or up to 575,000 private units if the underwriters’ over-allotment option is exercised in full) at the price of $10.00 per private unit. Of the 700,000 private units, our Sponsor has committed to purchase 500,000 private units (or up to 575,000 private units in the event that the underwriters’ over-allotment option is exercised in full) and the underwriters have committed to purchase an aggregate of 200,000 private units (or up to an aggregate of 230,000 private units if the underwriters’ over-allotment option is exercised in full). These purchases of private units will take place in a private placement that will close simultaneously with the sale of the public units in this offering.

Except with respect to permitted transferees as described herein under “Principal Shareholders,” our initial shareholders have agreed not to transfer, assign or sell any of their respective founder shares and private units until the date that is (i) in the case of the founder shares, the earlier of (A) 6 months after the completion of our initial business combination, or (B) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction after our initial business combination which results in all of our shareholders having the right to exchange their public shares for cash, securities or other property, and (ii) in the case of the private units or any securities underlying the private units, until 30 days after the completion of our initial business combination. permitted transferees would be subject to the same restrictions and other agreements of our initial shareholders with respect to any such securities.

In order to meet our working capital needs following the consummation of this offering, our Sponsor, executive officers, directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. Up to $1,500,000 of such loans may be convertible into additional private units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The terms of such loans by our Sponsor, executive officers, directors, or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans.

The holders of our founder shares and private shares issued and outstanding on the date of this prospectus, as well as the holders of the private shares and private warrants underlying the private units, our Sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of this offering. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of a majority of these securities or units issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

As more fully discussed in “Management and Advisors — Conflicts of Interest,” if any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We do not believe, however, based on the other companies with which our directors and officers are affiliated and their respective businesses, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

We entered into an Administrative Services Agreement with our Sponsor, pursuant to which we will pay a total of $20,000 per month for company administration, office space, utilities, and secretarial and administrative support to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 24 months, our Sponsor will be paid a total of $480,000 per year ($20,000 per month) for company administration, office space, utilities, and secretarial and administrative support.

We may, at times, pay compensation or fees, including finder’s, consulting fees and other similar fees, to our Sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is) but no such fees are currently contemplated. In addition, such individuals will receive the repayment of any loans from our Sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. Our Board of Directors may also approve the payment of advisory fees for such activities, including board committee service, and extraordinary administrative and analytical services. There is no limit on the amount of out-of-pocket expenses reimbursable by us. Our independent directors will review on a quarterly basis all payments that were made to our Sponsor, executive officers or our or their affiliates.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our Board of Directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Administrative Services Agreement

We entered into an Administrative Services Agreement with our Sponsor pursuant to which we will pay a total of $20,000 per month to our Sponsor for company administration, office space, utilities, and secretarial and administrative support. Upon the earlier of consummation of our initial business combination and our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes 24 months, our Sponsor will be paid a total of $480,000 ($20,000 per month) for these services.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

On the closing of this offering, we adopted our Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company.

In addition, our audit committee, pursuant to a written charter that we adopted prior to the consummation of this offering, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, directors or officers, or our or any of their respective affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, directors or officers unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our Company from a financial point of view. Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our Company from a financial point of view. We will also make the following payments, none of which will be made from the proceeds of this offering and the sale of the private units held in the trust account prior to the completion of our initial business combination:

●	Repayment of an aggregate of up to $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

●	payment to our Sponsor of a total of $20,000 per month for company administration, office space, utilities, and secretarial and administrative support (See “Certain Relationships and Related Party Transactions — Administrative Services Agreement”);

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our directors and officers to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender.

●	We may also pay finder’s fees, reimbursements or cash payments to our Sponsor, directors or officers, or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination but no such fees are currently contemplated.

The above payments may be funded using the net proceeds of this offering and the sale of the private units not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC for services rendered.

Audit Fees

Audit fees consist of the aggregate fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WithumSmith+Brown, PC in connection with regulatory filings. The aggregate fees of WithumSmith+Brown, PC for professional services rendered for the (i) audit of our annual financial statements and (ii) review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from June 9, 2025 (inception) through December 31, 2025 totaled approximately $120,200. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of the aggregate fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC for any audit-related fees for the period from June 9, 2025 (inception) through December 31, 2025.

Tax Fees

Tax fees consist of the aggregate fees billed for professional services relating to tax compliance, tax planning and tax advice. The aggregate fees of WithumSmith+Brown, PC for tax services, planning or advice totaled approximately $5,250 for the period from June 9, 2025 (inception) through December 31, 2025.

All Other Fees

All other fees consist of the aggregate fees billed for all other services. We did not pay WithumSmith+Brown, PC for any other services for the period from June 9, 2025 (inception) through December 31, 2025.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

(1)	Financial statements: Our financial statements are listed in the “Index to Audited Financial Statements” on page F-1.

(2)	Financial statements

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)
3.2	Amended and Restated Memorandum & Articles of Association dated December 1, 2025 (as filed on the Current Report on Form 8-K as Exhibit 3.1 on December 3, 2025 and incorporated herein by reference)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Class A Ordinary Share Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
4.5*	Description of Securities.
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
10.2	Registration and Shareholder Rights Agreement among the Company, the Sponsor and the Representative.(1)
10.3	Private Placement Warrant Purchase Agreement between the Company and the Sponsor.(1)
10.4	Private Placement Warrant Purchase Agreement between the Company and the Representative.(1)
10.5	Private Placement Warrant Purchase Agreement between the Company and Clear Street LLC.(1)
10.6	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors.(1)
10.7	Administrative Services Agreement, dated December 1, 2025, by and between the Company and the Sponsor. (1)
10.8	Indemnity Agreement with Officers and Directors(1)
10.11*	Samara Capital Advisors, Llc Consulting Services Agreement Dated March 26, 2026
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy.
97.2*	Insider Trading Policy
101.Ins	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on December 3, 2025.
(2)	Incorporated by reference to our Registration Statement on Form S-1, as amended, initially filed with the SEC on August 28, 2025.

Item 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bitcoin Infrastructure Acquisition Corp Ltd

	By:	/s/ Ryan Gentry
	Name:	Ryn Gentry
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: March 30, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ryan Gentry	Chief Executive Officer and Director	March 30, 2026
Ryan Gentry	(Principal Executive Officer)

/s/ James DeAngelis	Chief Financial Officer	March 30, 2026
James DeAngelis	(Principal Financial Officer)

/s/ Vikas Mittal	Director	March 30, 2026
Vikas Mittal

/s/ Tyler Evans	Director	March 30, 2026
Tyler Evans

/s/ Pierre Rochard	Director	March 30, 2026
Pierre Rochard

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Bitcoin Infrastructure Acquisition Corp Ltd.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Bitcoin Infrastructure Acquisition Corp Ltd. (the “Company”) as of December 31, 2025, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from June 9, 2025 (Inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from June 9, 2025 (Inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

New York, New York

March 30, 2026

PCAOB ID Number 100

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

BALANCE SHEET

DECEMBER 31, 2025

Assets:
Current assets
Cash and cash equivalents	$2,637,478
Prepaid expenses – current	78,299
Total current assets	2,715,777
Non-current assets
Cash and marketable securities held in Trust Account	220,645,454
Prepaid expenses – non-current	59,175
Total non-current assets	220,704,629
Total Assets	$223,420,406

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities
Accounts payable	$41,399
Accrued expenses	76,500
Accrued offering costs	449
Over-allotment option liability	15,000
Total current liabilities	133,348
Non-current liabilities
Deferred underwriting commissions	8,800,000
Total non-current liabilities	8,800,000
Total Liabilities	8,933,348

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 22,000,000 shares issued and outstanding at redemption value of $10.03 per share	220,645,454

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 770,000 shares issued and outstanding (excluding 22,000,000 shares subject to redemption)	77
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,666,667(1) shares issued and outstanding	767
Additional paid-in capital	-
Accumulated deficit	(6,159,240)
Total Shareholders’ Deficit	(6,158,396)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$223,420,406

(1)	On December 3, 2025, the underwriters partially exercised the over-allotment option in the amount of 2,000,000 Units (Note 1). As such, up to 333,334 Class B ordinary shares remained subject to forfeiture if the remaining over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these financial statements.

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM JUNE 9, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Operating expenses:
Formation, general and administrative costs	$146,605
Insurance expense	6,475
Listing fees	82,083
Administrative support fee expense	18,710
Loss from operations	(253,873)
Other income (expense):
Interest income from Trust Account	645,454
Interest income from money market mutual fund	1,378
Change in fair value of over-allotment option	87,000
Share based compensation expense	(329,000)
Total other income	404,832
Net income	150,959

Basic weighted average Class redeemable ordinary shares outstanding	2,990,291
Basic net income per Class A redeemable ordinary shares	$0.02
Diluted weighted average Class redeemable ordinary shares outstanding	2,990,291
Diluted net income per Class A redeemable ordinary shares	$0.02
Basic weighted average Class A non-redeemable ordinary shares outstanding	104,660
Basic net income per Class A non-redeemable ordinary shares	$0.02
Diluted weighted average Class A non-redeemable ordinary shares outstanding	104,660
Diluted net income per Class A non-redeemable ordinary shares	$0.02
Basic weighted average Class B non-redeemable ordinary shares outstanding(1)	5,462,783
Basic net income per Class B non-redeemable ordinary shares	$0.02
Diluted weighted average Class B non-redeemable ordinary shares outstanding(1)	5,666,667
Diluted net income per Class B non-redeemable ordinary shares	$0.02

(1)	On December 3, 2025, the underwriters partially exercised the over-allotment option in the amount of 2,000,000 Units (Note 1). As such, up to 333,334 Class B ordinary shares remained subject to forfeiture if the remaining over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these financial statements.

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM JUNE 9, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Non-redeemable Class A Ordinary shares		Non-redeemable Class B Ordinary shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 9, 2025 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares(1)	-	-	7,666,667	767	24,233	-	25,000
Fair value of Public Warrants	-	-	-	-	3,736,264	-	3,736,264
Sale of Private Placement Units	770,000	77	-	-	7,699,923	-	7,700,000
Allocated value of transaction costs to Public Warrants	-	-	-	-	(232,971)	-	(232,971)
Transfer of Class B ordinary shares to directors	-	-	-	-	329,000	-	329,000
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(11,556,449)	(6,310,199)	(17,866,648)
Net income	-	-	-	-	-	150,959	150,959
Balance as of December 31, 2025	770,000	$77	7,666,667	$767	$-	$(6,159,240)	$(6,158,396)

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 8).

The accompanying notes are an integral part of these financial statements.

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

CONDENSED STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2025
Cash Flows from Operating Activities:
Net income	$150,959
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on Trust Account	(645,454)
Change on fair value of over-allotment option liability	(87,000)
Share based compensation expense	329,000
Changes in operating assets and liabilities:
Prepaid expenses	(137,474)
Accounts payable	41,399
Accrued expenses	76,500
Net cash used in operating activities	(272,070)

Cash Flows from Investing Activities:
Investment in Trust Account	(220,000,000)
Net cash used in investing activities	(220,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units	220,000,000
Proceeds from sale of Private Placement Units	7,700,000
Payment of underwriter fees and commissions	(4,525,000)
Proceeds from issuance of Class B ordinary shares	25,000
Proceeds from promissory note – related party	149,000
Payment of promissory note – related party	(149,000)
Payment of offering costs	(290,452)
Net cash provided by financing activities	222,909,548

Net change in cash and cash equivalents	2,637,478
Cash and cash equivalents – beginning of period	-
Cash and cash equivalents – end of period	$2,637,478

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs within accrued offering costs	$449

The accompanying notes are an integral part of these financial statements.

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 1 — Organization and Business Operations

Bitcoin Infrastructure Acquisition Corp Ltd. (formerly known as, Meteora Venture Partners Acquisition Corporation IV Ltd.) (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on June 9, 2025. The Company was incorporated for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target, and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of December 31, 2025, the Company has not commenced any operations. All activity for the period from June 9, 2025 (inception) through December 31, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash and cash equivalents and dividend income from marketable securities purchased from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, an aggregate of $10.00 per Unit sold in the Initial Public Offering, or $220,000,000, from the net proceeds of the sale of the Units and the Private Units, was placed in a trust account (the “Trust Account”) and is initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares, regardless of whether they abstain, vote for, or vote against, our initial Business Combination upon completion of our initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially $10.00 per Public Share. The Public Shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Liquidity and Capital Resources

As of December 31, 2025, the Company had $2,637,478 in cash and working capital of $2,582,429. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, as of December 31, 2025, the Company has sufficient liquidity to meet its working capital needs until a minimum of one year from the date of issuance of this financial statement. The Company cannot assure that its plans to raise capital or consummate an initial Business Combination will be successful.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of the financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $336,100 of cash, and $2,300,000 of cash equivalents held in a money market mutual fund as of December 31, 2025. The company recorded accrued interest income on cash equivalents held in a money market mutual fund of $1,378 for the period from June 9, 2025 (inception) through December 31, 2025.

Cash and Marketable Securities Held in Trust Account

As of December 31, 2025, the assets held in the Trust Account, amounting to $220,645,454, were held in United States Treasuries.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as management determined to account for the Public Warrants and Private Placement Warrants as equity classified instruments.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480. The underwriter’s did not fully exercise their over-allotment option at the time of the Initial Public Offering. As of December 3, 2025, the date of the closing of the Initial Public Offering, the Company initially recorded an over-allotment option liability of $102,000, representative of its fair value. The Company remeasured the over-allotment option liability at December 31, 2025 and determined its fair value to be $15,000. The change in fair value of $87,000 was recorded through the statement of operations for the period from June 9, 2025 through December 31, 2025.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated the classification of the warrant instruments and accounted for the Warrants under equity treatment at their relative fair values. There are 11,000,000 Public Warrants and 385,000 Private Placement Warrants outstanding as of December 31, 2025.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$220,000,000
Less:
Proceeds allocated to Public Warrants	(3,734,531)
Offering costs allocated to over-allotment option liability	(102,000)
Offering costs allocated to Public Shares	(13,384,663)
Plus:
Accretion of Public Shares	17,866,648
Public Shares at December 31, 2025	$220,645,454

Net Income (Loss) Per Ordinary Share

The statements of operations include a presentation of income (loss) per Class A redeemable ordinary shares and income (loss) per non-redeemable Class A and Class B ordinary shares following the two-class method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and non-redeemable Class A and Class B ordinary shares, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using the total number of shares outstanding for each share class at each respective period, before and after redemptions and conversions, for the period from June 9, 2025 (inception) through December 31, 2025, reflective of the respective participation rights.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for year ended December 31, 2025 (in dollars, except per share amounts):

	For the Period From June 9, 2025 (Inception) Through December 31, 2025
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Basic net income per ordinary shares:
Numerator:
Allocation of net income, basic	$52,749	$1,846	$96,364
Denominator:
Basic weighted average ordinary shares outstanding	2,990,291	104,660	5,462,783
Basic net income per ordinary share	$0.02	$0.02	$0.02

Diluted net income per ordinary shares:
Numerator:
Allocation of net income, diluted	$48,680	$1,704	$100,575
Denominator:
Diluted weighted average ordinary shares outstanding	2,990,291	104,660	6,177,994
Diluted net income per ordinary share	$0.02	$0.02	$0.02

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

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on December 3, 2025, the Company sold 22,000,000 Units (including 2,000,000 Units sold pursuant to the underwriters’ over-allotment option) at a purchase price of $10.00 per Unit. Each Unit that the Company is offering has a price of $10.00 and consists of one Public Share and one Public Warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Public Warrants — As of December 31, 2025, there were 11,000,000 Public Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Underwriters purchased an aggregate of 770,000 Private Units (including 70,000 Private Units pursuant to the underwriters’ over-allotment option), at a price of $10.00 per Private Unit, or $7,700,000 in the aggregate, in a private placement that will close simultaneously with the Initial Public Offering. Of those 770,000 Private Units, the Sponsor purchased 550,000 Private Units and the Underwriters purchased 220,000 Private Units. Each Private Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. As of December 31, 2025, there were 385,000 Private Placement Warrants outstanding.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on liquidity metrics reported on the balance sheet as total assets. The CODM reviews the position of total assets available with the company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.

When evaluating the Company’s performance and making key decisions regarding resource allocation and ability to effect its initial Business Combination, the CODM reviews several key metrics included in total assets, which include the following:

December 31, 2025
Cash and cash equivalents	$2,637,478
Prepaid expenses – current	78,299
Prepaid expenses – non-current	59,175
Cash held in Trust Account	220,645,454
Total Assets	$223,420,406

The CODM assesses performance for the single segment and decides how to allocate resources based on profit and loss metrics reported on the statement of operations as net income. The CODM reviews formation, general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation, general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs, as reported on the statement of operations, are the significant segment information provided to the CODM on a regular basis.

When evaluating the Company’s performance and making key decisions regarding resource allocation and ability to effect its initial Business Combination, the CODM reviews several key metrics included in net income, which include the following:

For the Period from June 9, 2025 (inception) through December 31, 2025
Loss from operations	$(253,873)
Interest income on Trust Account	$645,454
Interest income on money market mutual fund	$1,378
Net income	$150,959

Note 6 — Related Party Transactions

Founder Shares

On July 18, 2025 the Sponsor paid $25,000, or approximately $0.004 per share, to purchase 7,666,667 Class B ordinary shares (also referred to as “founder shares”) from the Company. Up to 1,000,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. Our Sponsor has transferred, pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the registration statement, to transfer 20,000 founder shares (or 60,000 in the aggregate) to each of Parker White, a director of the Company and the Company’s director nominees, Tyler Evans and Pierre Rochard, for the sum of $0.003 per share. The Company accounted for the transfer of founder shares to the directors in accordance with ASC 718, “Stock Based Compensation” and recognized the grant date fair value of the 60,000 founder shares as compensation costs upon the consummation of the Initial Public Offering. Compensation costs were recognized upon the consummation of the Initial Public Offing as it is a condition of the transfer that the applicable director nominees serve as director of the Company at the closing of the Initial Public Offering. The fair value of the founder shares at their grant date, November 25, 2025, was $5.49 per founder share, or an aggregate value of $329,000 for the 60,000 transferred founder shares.

The fair value of the 60,000 Class B ordinary shares transferred to the directors was determined to have a grant date of November 25, 2025. The fair value of the Class B ordinary shares was determined by applying a discount for lack of marketability to the underlying stock price of a Class A ordinary share, adjusted for the estimated probability of a successful initial Business Combination. The following table presents the quantitative information regarding market assumptions used in the valuation of the Class B ordinary shares:

November 25, 2025
Underlying stock price	$9.84
Estimated probability of an initial Business Combination	65.00%
Estimated volatility	30.00%
Risk-free rate	3.45%
Time to expiration	2.50

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due at the earlier of (i) the closing of the Initial Public Offering or (ii) the date which the Company determines not to proceed with the Initial Public Offering. The Promissory Note will be repaid out of the offering proceeds that has been allocated to the payment of offering expenses. As of December 3, 2025, the date of the Company’s Initial Public Offering, the Company had borrowed $149,000 under the Promissory Note. As of December 31, 2025, the Promissory Note was repaid in full and is no longer available for draw down.

Administrative Services Agreement

Commencing on the effective date of the Registration Statement, the Company entered into an agreement with our Sponsor to pay an aggregate of $20,000 per month for company administration, office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $20,000 per month fee. The Company has recorded $18,710 for the period from June 9, 2025 (inception) through December 31, 2025, and has paid $18,710 under the agreement as of December 31, 2025, resulting in a no amounts outstanding as of December 31, 2025.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If we complete an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025, no such Working Capital Loans were outstanding.

Note 7 — Commitments and Contingencies

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and the rising conflicts in the Middle East, and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia.

In addition to the Russia-Ukraine conflict, the U.S.-Israel-Iran conflict has had immediate and substantial effects on global trade, energy markets and financial markets. Disruptions to critical maritime shipping routes have led major shipping companies and tanker operators to suspend or reroute operations, increasing transit times and freight costs and causing widespread supply chain disruptions. Insurance coverage for certain high-risk areas has become more costly or unavailable, and regional airspace closures have adversely affected commercial aviation. These developments have contributed to volatility in global commodity prices, including oil, and have resulted in declines in global equity markets and increased demand for safe-haven assets. The evolving conflict environment has also led to heightened sanctions enforcement and increased compliance risks in financial markets.

Any of the above factors, including sanctions, export controls, tariffs, trade wars and other geopolitical actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On December 3, 2025, the underwriter exercised its option to purchase an additional 2,000,000 Units pursuant, generating additional proceeds of $20,000,000. As of December 31, 2025, the underwriter has an option to purchase up to an additional 1,000,000 Units until the expiration of the over-allotment option.

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

Note 8 — Shareholder’s Equity

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of December 31, 2025, there were 770,000 shares of Class A ordinary shares issued and outstanding, excluding 22,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On July 18, 2025, the Company issued 7,666,667 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. The founder shares include an aggregate of up to 1,000,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriter in full. Our Sponsor has transferred, pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the registration statement, 20,000 founder shares (or 60,000 in the aggregate) to each of Parker White, a director of the Company and the Company’s director nominees, Tyler Evans and Pierre Rochard, for the sum of $0.003 per share. As a result, the Company recorded a share based compensation expense of $329,000, or $5.49 per Class B ordinary share transferred to the director nominees. As of December 31, 2025, there were 7,666,667 Class B ordinary shares issued and outstanding, of which 333,334 Class B ordinary shares are subject to forfeiture if the remaining over-allotment option for 1,000,000 Units is not exercised within the 45 day exercise period.

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

Note 9 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of assets or paid in connection with the transfer of liabilities in an orderly transaction between market participants at the measurement date.

The following table presents information about the Company’s fair value measurements of the Company’s financial assets and liabilities as of December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$220,645,454
Liabilities:
Over-allotment option	3	$15,000

The following table presents a rollforward of Level 3 fair value measurements for the period from June 9, 2025 (inception) through December 31, 2025:

Over-allotment Option
Balance as of June 9, 2025 (inception)	$-
Establishment of over-allotment option liability at December 3, 2025	102,000
Change in fair value	(87,000)
Balance as of December 31, 2025	$15,000

The fair value of the over-allotment option liability was determined using a Black-Scholes simulation model. The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The over-allotment liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment liability in the statement of operations. The following table presents the quantitative information regarding market assumptions used in the valuation of the over-allotment option:

	December 3, 2025	December 31, 2025
Unit price	$10.01	$9.96
Exercise price	$10.00	$10.00
Risk-free rate	3.77%	3.72%
Estimated implied volatility	5.29%	3.13%
Time to expiration	$0.12	$0.04

As of December 3, 2025, the fair value of the Public Warrants was $3,736,264, or approximately $0.35 per Public Warrant. The fair value of Public Warrants was determined using Black-Scholes simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

December 3, 2025
Implied ordinary share price	$9.84
Exercise price	$11.50
Term to expiration	7.00
Risk-free rate	3.82%
Estimated implied volatility	2.10%
Market adjustment	$33.41

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than those disclosed below.

On January 17, 2026, the remaining underwriters’ over-allotment option to purchase an additional 1,000,000 Units expired. As a result, 333,334 Class B ordinary shares are subject to forfeiture. The Company’s management is in the process of forfeiting the shares.

On March 26, 2026, the Company entered into a Consulting Services Agreement (the “Consulting Agreement”) with Samara Capital Advisors, LLC (“SCA”), a Delaware limited liability company wholly and solely owned by Vikas Mittal, the Managing Member of the Company’s Sponsor, Samara Acquisition Sponsor V Ltd. Accordingly, SCA is a related party of the Company within the meaning of Item 404 of Regulation S-K.

Pursuant to the Consulting Agreement, SCA will serve as a paying agent to administer staffing costs for personnel engaged to support the Company’s financial analysis, accounting, SEC filing preparation, transaction readiness, operations, investor relations, and Business Combination activities. SCA will receive pre-approved funds from the Company and disburse those funds to engaged staff for compensation, employment taxes, benefits, and directly associated employment expenses.

All amounts paid to SCA are intended to represent direct pass-through costs, including a mark-up to cover employment taxes and employee benefits. SCA does not charge the Company a management fee, origination fee, or administrative surcharge. The arrangement is structured with the intention that no profit will accrue to SCA or to Vikas Mittal; however, actual net results to SCA may vary depending on staffing levels, personnel changes, and employment-related costs incurred during any given period. Estimated monthly disbursements to SCA are approximately $50,000, and shall not exceed this amount without advance Audit Committee approval. All amounts payable to SCA under the Consulting Agreement will be funded from the Company’s working capital.

The engagement of SCA under the Consulting Agreement is expressly contemplated by and consistent with the terms of the Company’s final prospectus (Form 424B4) filed with the SEC on December 2, 2025, which provides that the Sponsor or an affiliate of the Sponsor may be engaged as an advisor or otherwise in connection with the initial Business Combination and compensated at market-standard rates from available working capital funds.

This arrangement was reviewed and approved by the independent members of the Audit Committee of the Company’s Board of Directors as a related-party transaction pursuant to the Company’s Related-Party Transaction Policy. Vikas Mittal was recused from all Audit Committee and Board deliberations, discussions, and votes relating to the Consulting Agreement. Vikas Mittal has represented to the Audit Committee that he does not intend to personally receive any direct financial benefit, compensation, distribution, or economic gain from any payment made by the Company to SCA under the Consulting Agreement.