Form 10-Q
period 2026-03-31
Bitcoin Infrastructure Acquisition Corp Ltd
filed 2026-05-14
CIK 2082542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, there were 22,000,000 Class A ordinary shares subject to possible redemption and 770,000 Class A ordinary shares not subject to possible redemption, par value $0.0001, issued and outstanding, and 7,333,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$2,381,432	$2,637,478
Prepaid expenses – current	139,138	78,299
Total current assets	2,520,570	2,715,777
Non-current assets
Cash and marketable securities held in Trust Account	222,465,349	220,645,454
Prepaid expenses – non-current	42,987	59,175
Total non-current assets	222,508,336	220,704,629
Total Assets	$225,028,906	$223,420,406

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities
Accounts payable	$46,530	$41,399
Accrued expenses	76,500	76,500
Accrued offering costs	-	449
Over-allotment option liability	-	15,000
Total current liabilities	123,030	133,348
Non-current liabilities
Deferred underwriting commissions	8,800,000	8,800,000
Total non-current liabilities	8,800,000	8,800,000
Total Liabilities	8,923,030	8,933,348

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 22,000,000 shares issued and outstanding at redemption value of $10.11 and $10.03 per share as of March 31, 2026 and December 31, 2025, respectively	222,465,349	220,645,454

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 770,000 shares issued and outstanding (excluding 22,000,000 shares subject to redemption) as of March 31, 2026 and December 31, 2025	77	77
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,333,333 and 7,666,667 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	734	767
Additional paid-in capital	-	-
Accumulated deficit	(6,360,284)	(6,159,240)
Total Shareholders’ Deficit	(6,359,473)	(6,158,396)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$225,028,906	$223,420,406

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 (UNAUDITED)

Operating expenses:
General and administrative costs	$132,453
Insurance expense	16,188
Listing fees	20,783
Administrative support fee expense	60,000
Loss from operations	(229,424)
Other income:
Interest income from Trust Account	1,819,895
Interest income from money market mutual fund	13,347
Gain on extinguishment of over-allotment option liability	15,000
Total other income	1,848,242
Net income	$1,618,818

Basic weighted average Class A redeemable ordinary shares outstanding	22,000,000
Basic net income per Class A redeemable ordinary shares	$0.05
Diluted weighted average Class A redeemable ordinary shares outstanding	22,000,000
Diluted net income per Class A redeemable ordinary shares	$0.05
Basic weighted average Class A non-redeemable ordinary shares outstanding	770,000
Basic net income per Class A non-redeemable ordinary shares	$0.05
Diluted weighted average Class A non-redeemable ordinary shares outstanding	770,000
Diluted net income per Class A non-redeemable ordinary shares	$0.05
Basic weighted average Class B non-redeemable ordinary shares outstanding	7,333,333
Basic net income per Class B non-redeemable ordinary shares	$0.05
Diluted weighted average Class B non-redeemable ordinary shares outstanding	7,333,333
Diluted net income per Class B non-redeemable ordinary shares	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Non-redeemable Class A Ordinary Shares		Non-redeemable Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2026	770,000	$77	7,666,667	$767	$-	$(6,159,240)	$(6,158,396)
Forfeiture of founder shares	-	-	(333,334)	(33)	33	-	-
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	(33)	(1,819,862)	(1,819,895)
Net income	-	-	-	-	-	1,618,818	1,618,818
Balance as of March 31, 2026	770,000	$77	7,333,333	$734	$-	$(6,360,284)	$(6,359,473)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

Cash Flows from Operating Activities:
Net income	$1,618,818
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from Trust Account	(1,819,895)
Gain on extinguishment of over-allotment option liability	(15,000)
Changes in operating assets and liabilities:
Prepaid expenses	(44,651)
Accounts payable	5,131
Net cash used in operating activities	(255,597)

Cash Flows from Financing Activities:
Payment of offering costs	(449)
Net cash used in financing activities	(449)

Net change in cash and cash equivalents	(256,046)
Cash and cash equivalents – beginning of period	2,637,478
Cash and cash equivalents – end of period	$2,381,432

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$1,819,895

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company has not commenced any operations. All activity for the period from June 9, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash and cash equivalents and dividend income from marketable securities purchased from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

On December 3, 2025, the Company consummated the initial public offering (the “Initial Public Offering”) of 22,000,000 units (the “Units”), including the partial exercise by the Underwriters (as defined below) of their over-allotment option in the amount of 2,000,000 Units, at $10.00 per Unit, generating gross proceeds of $220,000,000. Each Unit consists of one Class A ordinary share (the “Public Shares”), and one-half of one redeemable warrant (the “Public Warrants”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 770,000 units (the “Private Units” and, with respect to the Class A ordinary shares included in the Private Units being offered, the “Private Placement Shares”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Samara Acquisition Sponsor V Ltd. (the “Sponsor”), Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, as representative of the several underwriters and lead book-running manager (the “Representative”) and Clear Street, LLC, as acting co-manager (together with the Representative, the “Underwriters”), generating gross proceeds of $7,700,000. Each Private Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Transaction costs amounted to $13,717,902, consisting of $4,400,000 of cash underwriting fee, up to $8,800,000 of deferred underwriting fee (based on the percentage of funds remaining in the Trust Account after redemptions of Public Shares in accordance with the Underwriting Agreement between the Company and the Representative), a $102,000 over-allotment option liability, and $415,902 of other offering costs.

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

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares, regardless of whether they abstain, vote for, or vote against, the initial Business Combination upon completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially $10.00 per Public Share. The Public Shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to pay taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they agreed to waive their redemption rights with respect to any shares held by them in connection with the completion of the initial Business Combination. Additionally, the Sponsor, officers and directors agreed to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the Trust Account. If the Company does not complete the initial Business Combination within the prescribed time frame, the Private Units (and the securities comprising such units) will be worthless. Furthermore, the Sponsor, officers and directors will agree not to transfer, assign or sell any of their respective founder shares and Private Units until the date that is (i) in the case of the founder shares, the earlier of (A) six months after the date of the consummation of an initial Business Combination or (B) subsequent to an initial Business Combination, the date on which consummation of a liquidation, merger, stock exchange or other similar transaction after an initial Business Combination which results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (ii) in the case of the Private Units or any securities underlying the Private Units, until 30 days after the completion of an initial Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares and Private units (the “Lock-up”).

The Company’s Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

As of March 31, 2026, and December 31, 2025, the Company had $2,381,432 and $2,637,478 in cash and cash equivalents, respectively, and working capital of $2,397,540 and $2,582,429, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, as of March 31, 2026, the Company believes it has sufficient liquidity to meet its working capital needs until a minimum of one year from the date of issuance of these unaudited condensed financial statements. The Company cannot assure that its plans to raise capital or consummate an initial Business Combination will be successful.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of the financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had $266,707 and $336,100 in cash, respectively, and $2,114,725 and $2,301,378 of cash equivalents, respectively, held in a money market mutual fund. The Company recorded accrued interest income from money market mutual fund of $13,347 for the three months ended March 31, 2026.

Cash and Marketable Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $222,465,349 and $220,645,454, respectively, were held in United States Treasuries.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed balance sheet date. The Underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480. The Underwriters did not fully exercise their over-allotment option at the time of the Initial Public Offering. As of December 3, 2025, the date of the closing of the Initial Public Offering, the Company initially recorded an over-allotment option liability of $102,000, representative of its fair value. The Company remeasured the over-allotment option liability at December 31, 2025 and determined its fair value to be $15,000. On January 17, 2026, the remainder of the Underwriters’ over-allotment option expired. As such, the Company recorded a gain on extinguishment of the over-allotment option of $15,000, and, as of March 31, 2026, the over-allotment option liability was $0.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated the classification of the warrant instruments and accounted for the Warrants under equity treatment at their relative fair values. There are 11,000,000 Public Warrants and 385,000 Private Placement Warrants outstanding as of March 31, 2026.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds from Initial Public Offering	$220,000,000
Less:
Proceeds allocated to Public Warrants	(3,734,531)
Offering costs allocated to over-allotment option liability	(102,000)
Offering costs allocated to Public Shares	(13,384,663)
Plus:
Accretion of Public Shares	17,866,648
Public Shares at December 31, 2025	220,645,454
Plus:
Remeasurement of Public Shares	1,819,895
Public Shares at March 31, 2026	$222,465,349

Net Income Per Ordinary Share

The unaudited condensed statement of operations include a presentation of income per Class A redeemable ordinary shares and income per non-redeemable Class A and Class B ordinary shares following the two-class method of income per common stock. In order to determine the net income attributable to both the Class A redeemable ordinary shares and non-redeemable Class A and Class B ordinary shares, the Company first considered the total income allocable to both sets of stock. This is calculated using the total net income less any dividends paid. For purposes of calculating net income per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income allocable to both sets of shares, the Company split the amount to be allocated using the total number of shares outstanding for each share class at each respective period, before and after redemptions and conversions, for the three months ended March 31, 2026.

The following table reflects the calculation of basic and diluted net income per ordinary shares for the three months ended March 31, 2026 (in dollars, except per share amounts):

	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Basic net income per ordinary shares:
Numerator:
Allocation of net income, basic	$1,183,058	$41,407	$394,353
Denominator:
Basic weighted average ordinary shares outstanding	22,000,000	770,000	7,333,333
Basic net income per ordinary share	$0.05	$0.05	$0.05

Diluted net income per ordinary shares:
Numerator:
Allocation of net income, diluted	$1,183,058	$41,407	$394,353
Denominator:
Diluted weighted average ordinary shares outstanding	22,000,000	770,000	7,333,333
Diluted net income per ordinary share	$0.05	$0.05	$0.05

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on December 3, 2025, the Company sold 22,000,000 Units (including 2,000,000 Units sold pursuant to the Underwriters’ over-allotment option) at a purchase price of $10.00 per Unit. Each Unit that the Company sold in the offering had a price of $10.00 and consisted of one Public Share and one-half of one Public Warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Public Warrants — As of March 31, 2026 and December 31, 2025, there were 11,000,000 Public Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Underwriters purchased an aggregate of 770,000 Private Units (including 70,000 Private Units pursuant to the Underwriters’ over-allotment option), at a price of $10.00 per Private Unit, or $7,700,000 in the aggregate, in a private placement that closed simultaneously with the Initial Public Offering. Of those 770,000 Private Units, the Sponsor purchased 550,000 Private Units and the underwriters purchased 220,000 Private Units. Each Private Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. As of March 31, 2026 and December 31, 2025, there were 385,000 Private Placement Warrants outstanding.

The Private Placement Warrants will be identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, the underwriters, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by the underwriters and/or its designees, will not be exercisable more than five years from the commencement of sales in this offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

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

Note 5 — Segment Information

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on liquidity metrics reported on the unaudited condensed balance sheets as total assets. The CODM reviews the position of total assets available with the company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.

When evaluating the Company’s performance and making key decisions regarding resource allocation and ability to effect its initial Business Combination, the CODM reviews several key metrics included in total assets, which include the following:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$2,381,432	$2,637,478
Cash and marketable securities held in Trust Account	$222,465,349	$220,645,454

The CODM assesses performance for the single segment and decides how to allocate resources based on profit and loss metrics reported on the unaudited condensed statement of operations as net income. The CODM reviews general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statement of operations, are the significant segment information provided to the CODM on a regular basis.

When evaluating the Company’s performance and making key decisions regarding resource allocation and ability to effect its initial Business Combination, the CODM reviews several key metrics included in net income, which include the following:

For the Three Months Ended March 31, 2026
Loss from operations	$(229,424)
Interest income from Trust Account	$1,819,895
Interest income from money market mutual fund	$13,347
Gain on extinguishment of over-allotment option liability	$15,000

Note 6 — Related Party Transactions

Founder Shares

On July 18, 2025 the Sponsor paid $25,000, or approximately $0.004 per share, to purchase 7,666,667 Class B ordinary shares (also referred to as “founder shares”) from the Company. Up to 1,000,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the Underwriters’ over-allotment option is exercised. The Sponsor has transferred, pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the registration statement, 20,000 founder shares (or 60,000 in the aggregate) to each of Parker White, a director of the Company and the Company’s director nominees, Tyler Evans and Pierre Rochard, for the sum of $0.003 per share. The Company accounted for the transfer of founder shares to the directors in accordance with ASC 718, “Stock Based Compensation” and recognized the grant date fair value of the 60,000 founder shares as compensation costs upon the consummation of the Initial Public Offering. Compensation costs were recognized upon the consummation of the Initial Public Offering as it is a condition of the transfer that the applicable director nominees serve as director of the Company at the closing of the Initial Public Offering. The fair value of the founder shares at their grant date, November 25, 2025, was $5.49 per founder share, or an aggregate value of $329,000 for the 60,000 transferred founder shares.

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

On January 17, 2026, the remainder of the underwriters’ over-allotment option expired, resulting in the Sponsor forfeiture of 333,334 Class B ordinary shares. As such, as of March 31, 2026 and December 31, 2025, there were 7,333,333 and 7,666,667 Class B ordinary shares issued and outstanding, respectively.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due at the earlier of (i) the closing of the Initial Public Offering or (ii) the date which the Company determines not to proceed with the Initial Public Offering. The Promissory Note will be repaid out of the offering proceeds that has been allocated to the payment of offering expenses. As of December 3, 2025, the date of the Company’s Initial Public Offering, the Company had borrowed $149,000 under the Promissory Note which was repaid in full at the closing of the Initial Public Offering. As of March 31, 2026 and December 31, 2025, the Promissory Note was no longer available for drawdown.

Administrative Services Agreement

Commencing on the effective date of the Registration Statement, the Company entered into an agreement with the Sponsor to pay an aggregate of $20,000 per month for company administration, office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $20,000 per month fee. The Company has recorded $60,000 for the three months ended March 31, 2026 and has paid $78,710 and $18,710 under the agreement as of March 31, 2026 and December 31, 2025, respectively, resulting in no amounts outstanding as of March 31, 2026 and December 31, 2025.

Consulting Services Agreement

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

All amounts paid to SCA are intended to represent direct pass-through costs, including a mark-up to cover employment taxes and employee benefits. SCA does not charge the Company a management fee, origination fee, or administrative surcharge. The arrangement is structured with the intention that no profit will accrue to SCA or to Vikas Mittal; however, actual net results to SCA may vary depending on staffing levels, personnel changes, and employment-related costs incurred during any given period. Estimated monthly disbursements to SCA are approximately $50,000, and shall not exceed this amount without advance Audit Committee approval. All amounts payable to SCA under the Consulting Agreement will be funded from the Company’s working capital. For the three months ended March 31, 2026, the Company has not paid any amounts under the Consulting Agreement.

The engagement of SCA under the Consulting Agreement is expressly contemplated by and consistent with the terms of the Company’s final prospectus filed with the SEC on December 2, 2025, which provides that the Sponsor or an affiliate of the Sponsor may be engaged as an advisor or otherwise in connection with the initial Business Combination and compensated at market-standard rates from available working capital funds.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Note 7 — Commitments and Contingencies

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the conflict between Russia and Ukraine, and the conflicts in the Middle East, and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia.

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

Any of the above factors, including sanctions, export controls, tariffs, trade wars and other geopolitical actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. Notwithstanding anything to the contrary, the underwriters may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, the underwriters may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which this prospectus forms a part. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On December 3, 2025, the Underwriters exercised their option to purchase an additional 2,000,000 Units, generating additional proceeds of $20,000,000. As of December 31, 2025, the Underwriters have an option to purchase up to an additional 1,000,000 Units until the expiration of the over-allotment option. On January 17, 2026, the remainder of the Underwriters’ over-allotment option expired, resulting in the forfeiture of 333,334 Class B ordinary shares.

The Underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the units offered in the Initial Public Offering, or $4,400,000 in the aggregate. The Underwriters used $2,200,000 of such funds to purchase from the Company 220,000 Private Placement Units at $10.00 per unit. Additionally, the Underwriters are entitled to a deferred underwriting commission of 4.00% of the gross proceeds of the Initial Public Offering held in the Trust Account (based on the percentage of funds remaining in the Trust Account after redemptions of Public Shares in accordance with the Underwriting Agreement between the Company and the Representative), or up to $8,800,000 in the aggregate. The deferred underwriter commission will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the Underwriting Agreement.

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were 770,000 shares of Class A ordinary shares issued and outstanding, excluding 22,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On July 18, 2025, the Company issued 7,666,667 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. The founder shares include an aggregate of up to 1,000,000 shares subject to forfeiture if the over-allotment option is not exercised by the Underwriters in full. The Sponsor has transferred, pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the registration statement, 20,000 founder shares (or 60,000 in the aggregate) to each of Parker White, a director of the Company and the Company’s director nominees, Tyler Evans and Pierre Rochard, for the sum of $0.003 per share. As a result, the Company recorded a share based compensation expense of $329,000, or $5.49 per Class B ordinary share transferred to the director nominees. On January 17, 2026, the remainder of the Underwriters’ over-allotment option expired, resulting in the forfeiture of 333,334 Class B ordinary shares. As such, as of March 31, 2026 and December 31, 2025, there were 7,333,333 and 7,666,667 Class B ordinary shares issued and outstanding, respectively.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if the Company fails to consummate an initial Business Combination) concurrently with or immediately following the consummation of an initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of this offering (including any Class A ordinary shares issued pursuant to the Underwriters’ over-allotment option and excluding the Class A ordinary shares comprising part of the Private Units and the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination and any Class A ordinary shares redeemed by public shareholders in connection with any amendment to the amended and restated memorandum and articles of association made prior to the consummation of the initial Business Combination (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-business combination activity; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Company’s amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, a special resolution under Cayman Islands law and the Company’s amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the Company’s ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of an initial Business Combination, only holders of the Company’s Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Company’s Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of an initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Note 9 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of assets or paid in connection with the transfer of liabilities in an orderly transaction between market participants at the measurement date.

The following table presents information about the Company’s fair value measurements of the Company’s financial assets and liabilities as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$222,465,349	$220,645,454
Liabilities:
Over-allotment option liability	3	$-	$15,000

The following table presents a roll forward of Level 3 fair value measurements for the three months ended March 31, 2026:

Over-allotment Option
Balance as of December 31, 2025	$15,000
Expiration of over-allotment option liability	(15,000)
Balance as of March 31, 2026	$-

The fair value of the over-allotment option liability was determined using a Black-Scholes simulation model. The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the unaudited condensed balance sheets. The over-allotment liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment liability in the unaudited condensed statement of operations. The following table presents the quantitative information regarding market assumptions used in the valuation of the over-allotment option:

	December 3, 2025	December 31, 2025
Unit price	$10.01	$9.96
Exercise price	$10.00	$10.00
Risk-free rate	3.77%	3.72%
Estimated implied volatility	5.29%	3.13%
Time to expiration	0.12	0.04

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements are issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise stated or the context otherwise requires, references in this quarterly report to (i) the “Company,” “us,” or “we” are to Bitcoin Infrastructure Acquisition Corp Ltd., a Cayman Islands exempted company; (ii) “founder shares” are to shares of our Class B ordinary shares initially purchased by our Sponsor in a private placement prior to our Initial Public Offering, and the shares of our Class A ordinary shares issued upon the conversion thereof; and (iii) “Sponsor” are to Samara Acquisition Sponsor V Ltd., a Cayman Islands exempt company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

For the three months ended March 31, 2026 we had net income of $1,618,818 comprised of $1,819,895 of interest income on the Trust Account, $13,347 of interest income on money market mutual fund, and a gain of $15,000 on the extinguishment of the over-allotment option liability, offset by $132,453 of general and administrative expenses, $16,188 of insurance expense, $20,783 of listing fees, and $60,000 of administrative support fee expense.

Liquidity and Capital Resources

As of March 31, 2026 and as of December 31, 2025, we had cash and cash equivalents of $2,381,432 and $2,637,478, respectively, and cash and marketable securities held in the Trust Account of $222,465,349 and $220,645,454, respectively. As of March 31, 2026 and December 31, 2025 we had working capital of $2,397,540 and $2,582,429, respectively. For the three months ended March 31, 2026, net cash used in operating activities was $(255,597) and net cash used in financing activities was $(449).

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 770,000 units (the “Private Units” and, with respect to the Class A ordinary shares included in the Private Units being offered, the “Private Placement Shares”) at a price of $10.00 per Private Unit, in a private placement to the Company’s sponsor, Samara Acquisition Sponsor V Ltd. (the “Sponsor”), and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, as representative of the several underwriters and lead book-running manager (the “Representative”) and Clear Street, LLC, as acting co-manager (together with the Representative, the “underwriters”), generating gross proceeds of $7,700,000. Each Private Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Transaction costs amounted to $13,717,902, consisting of $4,400,000 of cash underwriting fee, up to $8,800,000 of deferred underwriting fee (based on the percentage of funds remaining in the Trust Account after redemptions of Public Shares in accordance with the Underwriting Agreement between the Company and the Representative), a $102,000 over-allotment option liability, and $415,902 of other offering costs.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, as of March 31, 2026, the Company has sufficient liquidity to meet its working capital needs until a minimum of one year from the date of issuance of this financial statement. The Company cannot assure that its plans to raise capital or consummate an initial Business Combination will be successful.

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

On January 17, 2026, the remainder of the underwriters’ over-allotment option expired, resulting in the Sponsor forfeiture of 333,334 Class B ordinary shares. As such, as of March 31, 2026 and December 31, 2025, there were 7,333,333 and 7,666,667 Class B ordinary shares issued and outstanding.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due at the earlier of (i) the closing of the Initial Public Offering or (ii) the date which the Company determines not to proceed with the Initial Public Offering. The Promissory Note will be repaid out of the offering proceeds that has been allocated to the payment of offering expenses. As of December 3, 2025, the date of the Company’s Initial Public Offering, the Company had borrowed $149,000 under the Promissory Note which was repaid in full as of the closing of the Initial Public Offering. As of March 31, 2026 and December 31, 2025, the Promissory Note was no longer available for draw down.

Administrative Services Agreement

Commencing on the effective date of the Registration Statement, the Company entered into an agreement with our Sponsor to pay an aggregate of $20,000 per month for company administration, office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $20,000 per month fee. The Company has recorded $60,000 and $18,710 for the three months ended March 31, 2026 and for the period from June 9, 2025 (inception) through December 31, 2025, respectively, and has paid $78,710 and $18,710 under the agreement as of March 31, 2026 and December 31, 2025, respectively, resulting in no amounts outstanding as of March 31, 2026 and December 31, 2025.

Consulting Services Agreement

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

All amounts paid to SCA are intended to represent direct pass-through costs, including a mark-up to cover employment taxes and employee benefits. SCA does not charge the Company a management fee, origination fee, or administrative surcharge. The arrangement is structured with the intention that no profit will accrue to SCA or to Vikas Mittal; however, actual net results to SCA may vary depending on staffing levels, personnel changes, and employment-related costs incurred during any given period. Estimated monthly disbursements to SCA are approximately $50,000, and shall not exceed this amount without advance Audit Committee approval. All amounts payable to SCA under the Consulting Agreement will be funded from the Company’s working capital. For the three months ended March 31, 2026, the Company has not paid any amounts under the Consulting Agreement.

The engagement of SCA under the Consulting Agreement is expressly contemplated by and consistent with the terms of the Company’s final prospectus filed with the SEC on December 2, 2025, which provides that the Sponsor or an affiliate of the Sponsor may be engaged as an advisor or otherwise in connection with the initial Business Combination and compensated at market-standard rates from available working capital funds.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If we complete an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. No unaudited quarterly operating data is included in this Quarterly Report as we have not conducted any operations to date.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of March 31, 2026.

Recent Accounting Standards

Refer to Note 2 – Significant Accounting Policies in the Notes to the Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Transaction costs amounted to $13,717,902, consisting of $4,400,000 of cash underwriting fee, up to $8,800,000 of deferred underwriting fee (based on the percentage of funds remaining in the Trust Account after redemptions of Public Shares in accordance with the Underwriting Agreement between the Company and the Representative), a $102,000 over-allotment option liability, and $415,902 of other offering costs.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended March 31, 2026

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

Bitcoin Infrastructure Acquisition Corp Ltd.

May 14, 2026	By:	/s/ Ryan Gentry
		Name:	Ryan Gentry
		Title:	Chief Executive Officer

May 14, 2026	By:	/s/ James DeAngelis
		Name:	James DeAngelis
		Title:	Chief Financial Officer