Form 10-Q
period 2026-06-30
Bitcoin Infrastructure Acquisition Corp Ltd
filed 2026-08-13
CIK 2082542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, there were 22,000,000 Class A ordinary shares subject to possible redemption and 770,000 Class A ordinary shares not subject to possible redemption, par value $0.0001, issued and outstanding, and 7,333,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements.	1
	Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025.	1
	Condensed Statement of Operations for the three and six months ended June 30, 2026 (Unaudited) and for the period from June 9, 2025 (inception) through June 30, 2025.	2
	Condensed Statement of Changes in Shareholders’ Deficit for the six months ended June 30, 2026 (Unaudited) and for the period from June 9, 2025 (inception) through June 30, 2025.	3
	Condensed Statement of Cash Flows for the six months ended June 30, 2026 (Unaudited) and for the period from June 9, 2025 (Inception) through June 30, 2025.	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	28
Item 4.	Controls and Procedures.	28

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	29
Item 1A.	Risk Factors.	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29
Item 3.	Defaults Upon Senior Securities.	29
Item 4.	Mine Safety Disclosures.	29
Item 5.	Other Information.	29
Item 6.	Exhibits.	30

Signatures		31

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$2,166,003	$2,637,478
Prepaid expenses – current	108,617	78,299
Total current assets	2,274,620	2,715,777
Non-current assets
Cash and marketable securities held in Trust Account	224,492,323	220,645,454
Prepaid expenses – non-current	26,620	59,175
Total non-current assets	224,518,943	220,704,629
Total Assets	$226,793,563	$223,420,406

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities
Accounts payable	$28,728	$41,399
Accrued expenses	159,720	76,500
Accrued offering costs	-	449
Over-allotment option liability	-	15,000
Total current liabilities	188,448	133,348
Non-current liabilities
Deferred underwriting commissions	8,800,000	8,800,000
Total non-current liabilities	8,800,000	8,800,000
Total Liabilities	8,988,448	8,933,348

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 22,000,000 shares issued and outstanding at redemption value of $10.20 and $10.03 per share as of June 30, 2026 and December 31, 2025, respectively	224,492,323	220,645,454

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 770,000 shares issued and outstanding (excluding 22,000,000 shares subject to redemption) as of June 30, 2026 and December 31, 2025	77	77
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,333,333 and 7,666,667 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	734	767
Additional paid-in capital	-	-
Accumulated deficit	(6,688,019)	(6,159,240)
Total Shareholders’ Deficit	(6,687,208)	(6,158,396)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$226,793,563	$223,420,406

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period From June 9, 2025 (Inception) Through June 30, 2025
Operating expenses:
Formation, general and administrative costs	$249,022	$381,475	$1,147
Insurance expense	16,367	32,555	-
Listing fees	21,250	42,033	-
Administrative support fee expense	60,000	120,000	-
Loss from operations	(346,639)	(576,063)	(1,147)
Other income:
Interest income from Trust Account	2,026,974	3,846,869	-
Interest income from money market mutual fund	18,904	32,251	-
Gain on extinguishment of over-allotment option liability	-	15,000	-
Total other income	2,045,878	3,894,120	-
Net income (loss)	$1,699,239	$3,318,057	$(1,147)

Basic weighted average Class A redeemable ordinary shares outstanding	22,000,000	22,000,000	-
Basic net income per Class A redeemable ordinary shares	$0.06	$0.11	$-
Diluted weighted average Class A redeemable ordinary shares outstanding	22,000,000	22,000,000	-
Diluted net income per Class A redeemable ordinary shares	$0.06	$0.11	$-
Basic weighted average Class A non-redeemable ordinary shares outstanding	770,000	770,000	-
Basic net income per Class A non-redeemable ordinary shares	$0.06	$0.11	$-
Diluted weighted average Class A non-redeemable ordinary shares outstanding	770,000	770,000	-
Diluted net income per Class A non-redeemable ordinary shares	$0.06	$0.11	$-
Basic weighted average Class B non-redeemable ordinary shares outstanding	7,333,333	7,333,333	6,666,667
Basic net income (loss) per Class B non-redeemable ordinary shares	$0.06	$0.11	$(0.00)
Diluted weighted average Class B non-redeemable ordinary shares outstanding	7,333,333	7,333,333	6,666,667
Diluted net income (loss) per Class B non-redeemable ordinary shares	$0.06	$0.11	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Non-redeemable Class A Ordinary Shares		Non-redeemable Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2026	770,000	$77	7,666,667	$767	$-	$(6,159,240)	$(6,158,396)
Forfeiture of founder shares	-	-	(333,334)	(33)	33	-	-
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	(33)	(1,819,862)	(1,819,895)
Net income	-	-	-	-	-	1,618,818	1,618,818
Balance as of March 31, 2026	770,000	77	7,333,333	734	-	(6,360,284)	(6,359,473)
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,026,974)	(2,026,974)
Net income	-	-	-	-	-	1,699,239	1,699,239
Balance as of June 30, 2026	770,000	$77	7,333,333	$734	$-	$(6,688,019)	$(6,687,208)

FOR THE PERIOD FROM JUNE 9, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Non-redeemable Class A Ordinary Shares		Non-redeemable Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 9, 2025 (Inception)	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	(1,147)	(1,147)
Balance as of June 30, 2025	-	$-	-	$-	$-	$(1,147)	$(1,147)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2026	For the Period From June 9, 2025 (Inception) Through June 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$3,318,057	$(1,147)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income from Trust Account	(3,846,869)	-
Gain on extinguishment of over-allotment option liability	(15,000)	-
Changes in operating assets and liabilities:
Prepaid expenses	2,237	-
Accounts payable	(12,671)	1,147
Accrued expenses	83,220	-
Net cash used in operating activities	(471,026)	-

Cash Flows from Financing Activities:
Payment of offering costs	(449)	-
Net cash used in financing activities	(449)	-

Net change in cash and cash equivalents	(471,475)	-
Cash and cash equivalents – beginning of period	2,637,478	-
Cash and cash equivalents – end of period	$2,166,003	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company has not commenced any operations. All activity for the period from June 9, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash and cash equivalents and dividend income from marketable securities purchased from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of June 30, 2026, and December 31, 2025, the Company had $2,166,003 and $2,637,478 in cash and cash equivalents, respectively, and working capital of $2,086,172 and $2,582,429, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, as of June 30, 2026, the Company believes it has sufficient liquidity to meet its working capital needs until a minimum of one year from the date of issuance of these unaudited condensed financial statements. The Company cannot assure that its plans to raise capital or consummate an initial Business Combination will be successful.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026. The interim results for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had $232,374 and $336,100 in cash, respectively, and $1,933,629 and $2,301,378 of cash equivalents, respectively, held in a money market mutual fund. The Company recorded accrued interest income from money market mutual fund of $18,904 and $32,251 for the three and six months ended June 30, 2026, respectively.

Cash and Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $224,492,323 and $220,645,454, respectively, were held in United States Treasuries.

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

Fair value is defined as the price that would be received for sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed balance sheet date. The Underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480. The Underwriters did not fully exercise their over-allotment option at the time of the Initial Public Offering. As of December 3, 2025, the date of the closing of the Initial Public Offering, the Company initially recorded an over-allotment option liability of $102,000, representative of its fair value. The Company remeasured the over-allotment option liability at December 31, 2025 and determined its fair value to be $15,000. On January 17, 2026, the remainder of the Underwriters’ over-allotment option expired. As such, the Company recorded a gain on extinguishment of the over-allotment option of $15,000, and, as of June 30, 2026, the over-allotment option liability was $0.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated the classification of the warrant instruments and accounted for the Warrants under equity treatment at their relative fair values. There are 11,000,000 Public Warrants and 385,000 Private Placement Warrants outstanding as of June 30, 2026.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds from Initial Public Offering	$220,000,000
Less:
Proceeds allocated to Public Warrants	(3,734,531)
Offering costs allocated to over-allotment option liability	(102,000)
Offering costs allocated to Public Shares	(13,384,663)
Plus:
Accretion of Public Shares	17,866,648
Class A ordinary shares subject to possible redemption at December 31, 2025	220,645,454
Plus:
Remeasurement of Public Shares	3,846,869
Class A ordinary shares subject to possible redemption at June 30, 2026	$224,492,323

Net Income Per Ordinary Share

The unaudited condensed statement of operations include a presentation of income per Class A redeemable ordinary shares and income per non-redeemable Class A and Class B ordinary shares following the two-class method of income per common stock. In order to determine the net income attributable to both the Class A redeemable ordinary shares and non-redeemable Class A and Class B ordinary shares, the Company first considered the total income allocable to both sets of stock. This is calculated using the total net income less any dividends paid. For purposes of calculating net income per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income allocable to both sets of shares, the Company split the amount to be allocated using the total number of shares outstanding for each share class at each respective period, before and after redemptions and conversions, for the three and six months ended June 30, 2026.

The following table reflects the calculation of basic and diluted net income per ordinary shares for the three months ended June 30, 2026 (in dollars, except per share amounts):

	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Basic net income per ordinary shares:
Numerator:
Allocation of net income, basic	$1,241,831	$43,464	$413,944
Denominator:
Basic weighted average ordinary shares outstanding	22,000,000	770,000	7,333,333
Basic net income per ordinary share	$0.06	$0.06	$0.06

Diluted net income per ordinary shares:
Numerator:
Allocation of net income, diluted	$1,241,831	$43,464	$413,944
Denominator:
Diluted weighted average ordinary shares outstanding	22,000,000	770,000	7,333,333
Diluted net income per ordinary share	$0.06	$0.06	$0.06

The following table reflects the calculation of basic and diluted net income per ordinary shares for the six months ended, June 30, 2026 (in dollars, except per share amounts):

	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Basic net income per ordinary shares:
Numerator:
Allocation of net income, basic	$2,424,890	$84,870	$808,297
Denominator:
Basic weighted average ordinary shares outstanding	22,000,000	770,000	7,333,333
Basic net income per ordinary share	$0.11	$0.11	$0.11

Diluted net income per ordinary shares:
Numerator:
Allocation of net income, diluted	$2,424,890	$84,870	$808,297
Denominator:
Diluted weighted average ordinary shares outstanding	22,000,000	770,000	7,333,333
Diluted net income per ordinary share	$0.11	$0.11	$0.11

For the period from June 9, 2025 (inception) through June 30, 2025, there were no Class A Redeemable shares outstanding or Class A Non-redeemable shares outstanding. As such, net loss per Class B Non-redeemable shares was calculated by dividing net loss of $1,147 into 6,666,667 Class B Non-redeemable shares, or $(0.00) per share.

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

Public Warrants — As of June 30, 2026 and December 31, 2025, there were 11,000,000 Public Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Underwriters purchased an aggregate of 770,000 Private Units (including 70,000 Private Units pursuant to the Underwriters’ over-allotment option), at a price of $10.00 per Private Unit, or $7,700,000 in the aggregate, in a private placement that closed simultaneously with the Initial Public Offering. Of those 770,000 Private Units, the Sponsor purchased 550,000 Private Units and the underwriters purchased 220,000 Private Units. Each Private Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. As of June 30, 2026 and December 31, 2025, there were 385,000 Private Placement Warrants outstanding.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation and ability to effect its initial Business Combination, the CODM reviews several key metrics included in total assets, which include the following:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$2,166,003	$2,637,478
Cash and marketable securities held in Trust Account	$224,492,323	$220,645,454

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

When evaluating the Company’s performance and making key decisions regarding resource allocation and ability to effect its initial Business Combination, the CODM reviews several key metrics included in net income, which include the following:

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period From June 9, 2025 (Inception) Through June 30, 2025
Loss from operations	$(346,639)	$(576,063)	$(1,147)
Interest income from Trust Account	$2,026,974	$3,846,869	$-
Interest income from money market mutual fund	$18,904	$32,251	$-
Gain on extinguishment of over-allotment option liability	$-	$15,000	$-

Note 6 — Related Party Transactions

Founder Shares

On July 18, 2025 the Sponsor paid $25,000, or approximately $0.004 per share, to purchase 7,666,667 Class B ordinary shares (also referred to as “founder shares”) from the Company. Up to 1,000,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the Underwriters’ over-allotment option is exercised. The Sponsor has transferred, pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the registration statement, an aggregate of 60,000 founder shares (or 20,000 founder shares to each of Parker White, a director of the Company and the Company’s director nominees, Tyler Evans and Pierre Rochard), for the sum of $0.003 per share. The Company accounted for the transfer of founder shares to the directors in accordance with ASC 718, “Stock Based Compensation” and recognized the grant date fair value of the 60,000 founder shares as compensation costs upon the consummation of the Initial Public Offering. Compensation costs were recognized upon the consummation of the Initial Public Offering as it is a condition of the transfer that the applicable director nominees serve as director of the Company at the closing of the Initial Public Offering. The fair value of the founder shares at their grant date, November 25, 2025, was $5.49 per founder share, or an aggregate value of $329,000 for the 60,000 transferred founder shares.

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

On January 17, 2026, the remainder of the underwriters’ over-allotment option expired, resulting in the Sponsor forfeiture of 333,334 Class B ordinary shares. As such, as of June 30, 2026 and December 31, 2025, there were 7,333,333 and 7,666,667 Class B ordinary shares issued and outstanding, respectively.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due at the earlier of (i) the closing of the Initial Public Offering or (ii) the date which the Company determines not to proceed with the Initial Public Offering. The Promissory Note will be repaid out of the offering proceeds that has been allocated to the payment of offering expenses. As of December 3, 2025, the date of the Company’s Initial Public Offering, the Company had borrowed $149,000 under the Promissory Note which was repaid in full at the closing of the Initial Public Offering. As of June 30, 2026 and December 31, 2025, the Promissory Note was no longer available for drawdown.

Administrative Services Agreement

Commencing on the effective date of the Registration Statement, the Company entered into an agreement with the Sponsor to pay an aggregate of $20,000 per month for company administration, office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $20,000 per month fee. The Company has recorded $60,000 and $120,000 for the three and six months ended June 30, 2026, respectively, and has paid $138,710 and $18,710 under the agreement as of June 30, 2026 and December 31, 2025, respectively, resulting in no amounts outstanding as of June 30, 2026 and December 31, 2025.

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

All amounts paid to SCA are intended to represent direct pass-through costs, including a mark-up to cover employment taxes and employee benefits. SCA does not charge the Company a management fee, origination fee, or administrative surcharge. The arrangement is structured with the intention that no profit will accrue to SCA or to Vikas Mittal; however, actual net results to SCA may vary depending on staffing levels, personnel changes, and employment-related costs incurred during any given period. Estimated monthly disbursements to SCA are approximately $50,000, and shall not exceed this amount without advance Audit Committee approval. All amounts payable to SCA under the Consulting Agreement will be funded from the Company’s working capital. For the three and six months ended June 30, 2026, the Company has incurred $126,005 and $126,005, respectively, and paid $76,035 and $76,035, respectively, under the Consulting Agreement, resulting in amounts payable of $49,970 recorded to accrued expenses on the condensed balance sheets as of June 30, 2026.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 770,000 shares of Class A ordinary shares issued and outstanding, excluding 22,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On July 18, 2025, the Company issued 7,666,667 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. The founder shares include an aggregate of up to 1,000,000 shares subject to forfeiture if the over-allotment option is not exercised by the Underwriters in full. The Sponsor has transferred, pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the registration statement, an aggregate of 60,000 founder shares (or 20,000 founder shares to each of Parker White, a director of the Company and the Company’s director nominees, Tyler Evans and Pierre Rochard), for the sum of $0.003 per share. As a result, the Company recorded a share-based compensation expense of $329,000, or $5.49 per Class B ordinary share transferred to the director nominees. On January 17, 2026, the remainder of the Underwriters’ over-allotment option expired, resulting in the forfeiture of 333,334 Class B ordinary shares. As such, as of June 30, 2026 and December 31, 2025, there were 7,333,333 and 7,666,667 Class B ordinary shares issued and outstanding, respectively.

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

The following table presents information about the Company’s fair value measurements of the Company’s financial assets and liabilities as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$224,492,323	$220,645,454
Liabilities:
Over-allotment option liability	3	$-	$15,000

The following table presents a roll forward of Level 3 fair value measurements for the six months ended June 30, 2026:

Over-allotment Option
Balance as of December 31, 2025	$15,000
Expiration of over-allotment option liability	(15,000)
Balance as of June 30, 2026	$-

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

December 3, 2025
Implied ordinary share price	$9.84
Exercise price	$11.50
Term to expiration	7.00
Risk-free rate	3.82%
Estimated implied volatility	2.10%
Market adjustment	33.41%

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements are issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For the three months ended June 30, 2026, we had net income of $1,699,239 comprised of $2,026,974 of interest income on the Trust Account, $18,904 of interest income on money market mutual fund, offset by $249,022 of general and administrative expenses, $16,367 of insurance expense, $21,250 of listing fees, and $60,000 of administrative support fee expense.

For the six months ended June 30, 2026, we had net income of $3,318,057 comprised of $3,846,869 of interest income on the Trust Account, $32,251 of interest income on money market mutual fund, and a gain of $15,000 on the extinguishment of the over-allotment option liability, offset by $381,475 of general and administrative expenses, $32,555 of insurance expense, $42,033 of listing fees, and $120,000 of administrative support fee expense.

For the period from June 9, 2025 (inception) through June 30, 2025, we had net loss of $1,147, comprised of $1,147 of formation, general and administrative costs.

Liquidity and Capital Resources

As of June 30, 2026 and as of December 31, 2025, we had cash and cash equivalents of $2,166,003 and $2,637,478, respectively, and cash and marketable securities held in the Trust Account of $224,492,323 and $220,645,454, respectively. As of June 30, 2026 and December 31, 2025 we had working capital of $2,086,172 and $2,582,429, respectively. For the six months ended June 30, 2026, net cash used in operating activities was $(471,026) and net cash used in financing activities was $(449).

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, as of June 30, 2026, the Company has sufficient liquidity to meet its working capital needs until a minimum of one year from the date of issuance of this financial statement. The Company cannot assure that its plans to raise capital or consummate an initial Business Combination will be successful.

Related Party Transactions

Founder Shares

On July 18, 2025 the Sponsor paid $25,000, or approximately $0.004 per share, to purchase 7,666,667 Class B ordinary shares (also referred to as “founder shares”) from the Company. Up to 1,000,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. Our Sponsor has transferred, pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the registration statement, an aggregate of 60,000 founder shares (or 20,000 founder shares to each of Parker White, a director of the Company and the Company’s director nominees, Tyler Evans and Pierre Rochard), for the sum of $0.003 per share. The Company accounted for the transfer of founder shares to the directors in accordance with ASC 718, “Stock Based Compensation” and recognized the grant date fair value of the 60,000 founder shares as compensation costs upon the consummation of the Initial Public Offering.

On January 17, 2026, the remainder of the underwriters’ over-allotment option expired, resulting in the Sponsor forfeiture of 333,334 Class B ordinary shares. As such, as of June 30, 2026 and December 31, 2025, there were 7,333,333 and 7,666,667 Class B ordinary shares issued and outstanding.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due at the earlier of (i) the closing of the Initial Public Offering or (ii) the date which the Company determines not to proceed with the Initial Public Offering. The Promissory Note will be repaid out of the offering proceeds that has been allocated to the payment of offering expenses. As of December 3, 2025, the date of the Company’s Initial Public Offering, the Company had borrowed $149,000 under the Promissory Note which was repaid in full as of the closing of the Initial Public Offering. As of June 30, 2026 and December 31, 2025, the Promissory Note was no longer available for draw down.

Administrative Services Agreement

Commencing on the effective date of the Registration Statement, the Company entered into an agreement with our Sponsor to pay an aggregate of $20,000 per month for company administration, office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $20,000 per month fee. The Company has recorded $60,000 and $120,000 for the three and six months ended June 30, 2026, respectively, and has paid $138,710 and $18,710 under the agreement as of June 30, 2026 and December 31, 2025, respectively, resulting in no amounts outstanding as of June 30, 2026 and December 31, 2025.

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

All amounts paid to SCA are intended to represent direct pass-through costs, including a mark-up to cover employment taxes and employee benefits. SCA does not charge the Company a management fee, origination fee, or administrative surcharge. The arrangement is structured with the intention that no profit will accrue to SCA or to Vikas Mittal; however, actual net results to SCA may vary depending on staffing levels, personnel changes, and employment-related costs incurred during any given period. Estimated monthly disbursements to SCA are approximately $50,000, and shall not exceed this amount without advance Audit Committee approval. All amounts payable to SCA under the Consulting Agreement will be funded from the Company’s working capital. For the three and six months ended June 30, 2026, the Company has incurred $126,005 and $126,005, respectively, and paid $76,035 and $76,035, respectively under the Consulting Agreement, resulting in amounts payable of $49,970 recorded to accrued expenses on the condensed balance sheets as of June 30, 2026.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If we complete an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. No unaudited quarterly operating data is included in this Quarterly Report as we have not conducted any operations to date.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of June 30, 2026.

Recent Accounting Standards

Refer to Note 2 – Significant Accounting Policies in the Notes to the Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended June 30, 2026

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

Bitcoin Infrastructure Acquisition Corp Ltd.

August 12, 2026	By:	/s/ Ryan Gentry
		Name:	Ryan Gentry
		Title:	Chief Executive Officer

August 12, 2026	By:	/s/ James DeAngelis
		Name:	James DeAngelis
		Title:	Chief Financial Officer