Form 10-Q
period 2026-09-30
Bitcoin Infrastructure Acquisition Corp Ltd
filed 2026-11-13
CIK 2082542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, there were 22,000,000 Class A ordinary shares subject to possible redemption and 770,000 Class A ordinary shares not subject to possible redemption, par value $0.0001, issued and outstanding, and 7,333,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements.	1
	Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025.	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2026 (Unaudited), for the three months ended September 30, 2025 (Unaudited), and for the period from June 9, 2025 (inception) through September 30, 2025 (Unaudited).	2
	Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2026 (Unaudited), for the three months ended September 30, 2025 (Unaudited), and for the period from June 9, 2025 (inception) through September 30, 2025 (Unaudited).	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2026 (Unaudited), and for the period from June 9, 2025 (Inception) through September 30, 2025 (Unaudited).	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	28
Item 4.	Controls and Procedures.	28

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	30
Item 1A.	Risk Factors.	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	30
Item 3.	Defaults Upon Senior Securities.	30
Item 4.	Mine Safety Disclosures.	30
Item 5.	Other Information.	30
Item 6.	Exhibits.	31

Signatures		32

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$1,856,072	$2,637,478
Prepaid expenses – current	87,134	78,299
Total current assets	1,943,206	2,715,777
Non-current assets
Cash and Treasury Securities held in Trust Account	226,498,377	220,645,454
Prepaid expenses – non-current	10,072	59,175
Total non-current assets	226,508,449	220,704,629
Total Assets	$228,451,655	$223,420,406

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities
Accounts payable	$20,903	$41,399
Accrued expenses	195,942	76,500
Accrued offering costs	-	449
Over-allotment option liability	-	15,000
Total current liabilities	216,845	133,348
Non-current liabilities
Deferred underwriting commissions	8,800,000	8,800,000
Total non-current liabilities	8,800,000	8,800,000
Total Liabilities	9,016,845	8,933,348

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 22,000,000 shares issued and outstanding at redemption value of $10.30 and $10.03 per share as of September 30, 2026 and December 31, 2025, respectively	226,498,377	220,645,454

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 770,000 shares issued and outstanding (excluding 22,000,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	77	77
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,333,333 and 7,666,667 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	734	767
Additional paid-in capital	-	-
Accumulated deficit	(7,064,378)	(6,159,240)
Total Shareholders’ Deficit	(7,063,567)	(6,158,396)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$228,451,655	$223,420,406

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period From June 9, 2025 (inception) Through September 30,
	2026	2025	2026	2025
Loss from operations:
Formation, general and administrative expenses	$294,807	$40,842	$676,282	$41,989
Insurance expense	16,548	-	49,103	-
Listing fees	21,483	-	63,516	-
Administrative support fee expense	60,000	-	180,000	-
Net loss from operations	(392,838)	(40,842)	(968,901)	(41,989)
Other income:
Interest income on Trust Account	2,006,054	-	5,852,923	-
Interest income on money market mutual fund	16,479	-	48,730	-
Gain on extinguishment of over-allotment option liability	-	-	15,000	-
Net other income	2,022,533	-	5,916,653	-
Net income (loss)	$1,629,695	$(40,842)	$4,947,752	$(41,989)

Basic and diluted weighted average Class A redeemable ordinary shares outstanding	22,000,000	-	22,000,000	-
Basic and diluted net income per Class A redeemable ordinary share	$0.05	$-	$0.16	$-
Basic and diluted weighted average Class A non-redeemable ordinary shares outstanding	770,000	-	770,000	-
Basic and diluted net income per Class A non-redeemable ordinary share	$0.05	$-	$0.16	$-
Basic and diluted weighted average Class B non-redeemable ordinary shares outstanding	7,333,333	6,666,667	7,333,333	6,666,667
Basic and diluted net income (loss) per Class B non-redeemable ordinary share	$0.05	$(0.01)	$0.16	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Non-redeemable Class A Ordinary Shares		Non-redeemable Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2026	770,000	$77	7,666,667	$767	$-	$(6,159,240)	$(6,158,396)
Forfeiture of founder shares	-	-	(333,334)	(33)	33	-	-
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	(33)	(1,819,862)	(1,819,895)
Net income	-	-	-	-	-	1,618,818	1,618,818
Balance as of March 31, 2026	770,000	77	7,333,333	734	-	(6,360,284)	(6,359,473)
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,026,974)	(2,026,974)
Net income	-	-	-	-	-	1,699,239	1,699,239
Balance as of June 30, 2026	770,000	$77	7,333,333	$734	$-	$(6,688,019)	$(6,687,208)
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,006,054)	(2,006,054)
Net income	-	-	-	-	-	1,629,695	1,629,695
Balance as of September 30, 2026	770,000	$77	7,333,333	$734	$-	$(7,064,378)	$(7,063,567)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND

FOR THE PERIOD FROM JUNE 9, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class B Ordinary shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 9, 2025 (inception)	-	$-	$-	$-	$-
Net loss	-	-	-	(1,147)	(1,147)
Balance as of June 30, 2025	-	-	-	(1,147)	(1,147)
Issuance of Class B ordinary shares	7,666,667	767	24,233	-	25,000
Net loss	-	-	-	(40,842)	(40,842)
Balance as of September 30, 2025	7,666,667	$767	$24,233	$(41,989)	$(16,989)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Period From June 9, 2025 (Inception) Through September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$4,947,752	$(41,989)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income from Trust Account	(5,852,923)	-
Gain on extinguishment of over-allotment option liability	(15,000)	-
Changes in operating assets and liabilities:
Prepaid expenses	40,268	-
Accounts payable	(20,496)	15,296
Accrued expenses	119,442	-
Net cash used in operating activities	(780,957)	(26,693)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares	-	25,000
Proceeds from promissory note – related party	-	149,000
Payment of offering costs	(449)	(110,301)
Net cash (used in) provided by financing activities	(449)	63,699

Net change in cash and cash equivalents	(781,406)	37,006
Cash and cash equivalents – beginning of period	2,637,478	-
Cash and cash equivalents – end of period	$1,856,072	$37,006

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued offering costs	$-	$77,800

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITCOIN INFRASTRUCTURE ACQUISITION CORP LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Note 1 — Organization and Business Operations

Bitcoin Infrastructure Acquisition Corp Ltd. (formerly known as, Meteora Venture Partners Acquisition Corporation V Ltd.) (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on June 9, 2025. The Company was incorporated for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target, and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of September 30, 2026, the Company has not commenced any operations. All activity for the period from June 9, 2025 (inception) through September 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash and cash equivalents and dividend income from treasury securities purchased from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

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

Liquidity and Capital Resources

As of September 30, 2026, and December 31, 2025, the Company had $1,856,072 and $2,637,478 in cash and cash equivalents, respectively, and working capital of $1,726,361 and $2,582,429, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, as of September 30, 2026, the Company believes it has sufficient liquidity to meet its working capital needs until a minimum of one year from the date of issuance of these unaudited condensed financial statements. The Company cannot assure that its plans to raise capital or consummate an initial Business Combination will be successful.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2026 and December 31, 2025, the Company had $105,964 and $336,100 in cash, respectively, and $1,750,108 and $2,301,378 of cash equivalents, respectively, held in a money market mutual fund. The Company recorded accrued interest income from money market mutual fund of $16,479 and $48,730 for the three and nine months ended September 30, 2026, respectively.

Cash and Treasury Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounted to $226,498,377 and $220,645,454, respectively. The Company classifies its U.S. Treasury and equivalent securities as trading securities in accordance with ASC Topic 320, “Investments - Debt Securities.” Trading securities are recorded at fair value at each reporting date, with changes in fair value recognized in the accompanying unaudited condensed statements of operations. The fair value of U.S. Treasury securities is determined using quoted market prices in active markets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consists of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage of $250,000. As of September 30, 2026 and December 31, 2025, the Company held $1,750,108 and $2,301,378, respectively, in money market mutual funds, which are not insured by the FDIC and are subject to investment risk. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Units were charged to shareholders’ deficit as management determined to account for the Public Warrants and Private Placement Warrants as equity classified instruments.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short-term nature.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed balance sheet date. The Underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480. The Underwriters did not fully exercise their over-allotment option at the time of the Initial Public Offering. As of December 3, 2025, the date of the closing of the Initial Public Offering, the Company initially recorded an over-allotment option liability of $102,000, representative of its fair value. The Company remeasured the over-allotment option liability at December 31, 2025 and determined its fair value to be $15,000. On January 17, 2026, the remainder of the Underwriters’ over-allotment option expired. As such, the Company recorded a gain on extinguishment of the over-allotment option of $15,000, and, as of September 30, 2026, the over-allotment option liability was $0.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated the classification of the warrant instruments and accounted for the Warrants under equity treatment at their relative fair values. There are 11,000,000 Public Warrants and 385,000 Private Placement Warrants outstanding as of September 30, 2026.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds from Initial Public Offering	$220,000,000
Less:
Proceeds allocated to Public Warrants	(3,734,531)
Proceeds allocated to over-allotment option liability	(102,000)
Offering costs allocated to Public Shares	(13,384,663)
Plus:
Accretion of Public Shares	17,866,648
Class A ordinary shares subject to possible redemption at December 31, 2025	220,645,454
Plus:
Remeasurement of Public Shares	5,852,923
Class A ordinary shares subject to possible redemption at September 30, 2026	$226,498,377

Net Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” The Company has two categories of ordinary shares for purposes of calculating net income per ordinary share: redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares. Net income per ordinary share is calculated using the two-class method and is computed by dividing net income, allocated on a pro rata basis between the two classes based on the weighted average number of shares of each class outstanding during the period, by the weighted average number of ordinary shares outstanding for each class. The Company has elected to treat only the portion of the periodic adjustment to the carrying amount of the redeemable shares that reflects a redemption in excess of fair value like a dividend. As the redemption value of the redeemable shares approximates fair value, no such adjustment was required and income allocable to each class of ordinary shares has not been adjusted for the accretion of carrying value to redemption value.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement, since the exercise of the warrants are contingent upon the occurrence of future events. As of September 30, 2026, the Company did not have any other dilutive securities or contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share for the three months ended September 30, 2026 (in dollars, except per share amounts):

	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$1,191,008	$41,685	$397,002
Denominator:
Basic and diluted weighted average ordinary shares outstanding	22,000,000	770,000	7,333,333
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.05

For the three months ended September 30, 2025, there were no Class A Redeemable shares outstanding or Class A Non-redeemable shares outstanding. As such, net loss per Class B Non-redeemable shares was calculated by dividing net loss of $40,842 into 6,666,667 Class B Non-redeemable shares, or $(0.01) per share.

The following table reflects the calculation of basic and diluted net income per ordinary share for the nine months ended, September 30, 2026 (in dollars, except per share amounts):

	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$3,615,897	$126,556	$1,205,299
Denominator:
Basic and diluted weighted average ordinary shares outstanding	22,000,000	770,000	7,333,333
Basic and diluted net income per ordinary share	$0.16	$0.16	$0.16

For the period from June 9, 2025 (inception) through September 30, 2025, there were no Class A Redeemable shares outstanding or Class A Non-redeemable shares outstanding. As such, net loss per Class B Non-redeemable shares was calculated by dividing net loss of $41,989 into 6,666,667 Class B Non-redeemable shares, or $(0.01) per share.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which clarifies the guidance applicable to interim financial reporting, consolidates existing interim disclosure requirements and establishes a principle requiring disclosure of material events and changes since the most recent annual reporting period. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its unaudited condensed financial statements and related disclosures.

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

Public Warrants — As of September 30, 2026 and December 31, 2025, there were 11,000,000 Public Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Underwriters purchased an aggregate of 770,000 Private Units (including 70,000 Private Units pursuant to the Underwriters’ over-allotment option), at a price of $10.00 per Private Unit, or $7,700,000 in the aggregate, in a private placement that closed simultaneously with the Initial Public Offering. Of those 770,000 Private Units, the Sponsor purchased 550,000 Private Units and the Underwriters purchased 220,000 Private Units. Each Private Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. As of September 30, 2026 and December 31, 2025, there were 385,000 Private Placement Warrants outstanding.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation and ability to effect its initial Business Combination, the CODM reviews several key metrics included in total assets, which include the following:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$1,856,072	$2,637,478
Cash and Treasury Securities held in Trust Account	$226,498,377	$220,645,454

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

When evaluating the Company’s performance and making key decisions regarding resource allocation and ability to effect its initial Business Combination, the CODM reviews several key metrics included in net income, which include the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period From June 9, 2025 (inception) Through September 30,
	2026	2025	2026	2025
Net loss from operations	$(392,838)	$(40,842)	$(968,901)	$(41,989)
Interest income from Trust Account	2,006,054	-	5,852,923	-
Interest income from money market mutual fund	16,479	-	48,730	-
Gain on extinguishment of over-allotment option liability	-	-	15,000	-

Note 6 — Related Party Transactions

Founder Shares

On July 18, 2025 the Sponsor paid $25,000, or approximately $0.004 per share, to purchase 7,666,667 Class B ordinary shares (also referred to as “founder shares”) from the Company. Up to 1,000,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the Underwriters’ over-allotment option is exercised. The Sponsor has transferred, pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the registration statement, an aggregate of 60,000 founder shares (or 20,000 founder shares to each of Parker White, a director of the Company and the Company’s director nominees, Tyler Evans and Pierre Rochard), for the sum of $0.003 per share. The Company accounted for the transfer of founder shares to the directors in accordance with ASC 718, “Stock Compensation” and recognized the grant date fair value of the 60,000 founder shares as compensation costs upon the consummation of the Initial Public Offering. Compensation costs were recognized upon the consummation of the Initial Public Offering as it is a condition of the transfer that the applicable director nominees serve as director of the Company at the closing of the Initial Public Offering. The fair value of the founder shares at their grant date, November 25, 2025, was $5.49 per founder share, or an aggregate value of $329,000 for the 60,000 transferred founder shares.

The fair value of the 60,000 Class B ordinary shares transferred to the directors was determined to have a grant date of November 25, 2025. The fair value of the Class B ordinary shares was determined using a valuation methodology incorporating significant unobservable inputs (Level 3) within the fair value hierarchy under ASC 820, Fair Value Measurement, by applying a discount for lack of marketability to the underlying stock price of a Class A ordinary share, adjusted for the estimated probability of a successful initial Business Combination. The following table presents the quantitative information regarding market assumptions used in the valuation of the Class B ordinary shares:

November 25, 2025
Underlying stock price	$9.84
Estimated probability of an initial Business Combination	65.00%
Estimated volatility	30.00%
Risk-free rate	3.45%
Time to expiration	2.50

On January 17, 2026, the remainder of the Underwriters’ over-allotment option expired, resulting in the Sponsor forfeiture of 333,334 Class B ordinary shares. As such, as of September 30, 2026 and December 31, 2025, there were 7,333,333 and 7,666,667 Class B ordinary shares issued and outstanding, respectively.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due at the earlier of (i) the closing of the Initial Public Offering or (ii) the date which the Company determines not to proceed with the Initial Public Offering. The Promissory Note will be repaid out of the offering proceeds that has been allocated to the payment of offering expenses. As of December 3, 2025, the date of the Company’s Initial Public Offering, the Company had borrowed $149,000 under the Promissory Note which was repaid in full at the closing of the Initial Public Offering. As of September 30, 2026 and December 31, 2025, the Promissory Note was no longer available for drawdown.

Administrative Services Agreement

Commencing on the effective date of the Registration Statement, the Company entered into an agreement with the Sponsor to pay an aggregate of $20,000 per month for company administration, office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $20,000 per month fee. The Company has recorded $60,000 and $180,000 for the three and nine months ended September 30, 2026, respectively, and has paid $198,710 and $18,710 under the agreement as of September 30, 2026 and December 31, 2025, respectively, resulting in no amounts outstanding as of September 30, 2026 and December 31, 2025.

Gentry Consulting Agreement

On December 19, 2025, the Company entered into a consulting agreement with the Company’s Chief Executive Officer and Director Ryan Gentry (the “Gentry Consulting Agreement”), pursuant to which Mr. Gentry agreed to provide the Company with consulting services, which may include but are not limited to, assisting with analysis and advice regarding the potential investment opportunities for special purpose acquisition companies, accounting and bookkeeping, and administrative support. Pursuant to the terms of the Gentry Consulting Agreement, Mr. Gentry is entitled to a consulting fee of $12,500 per month, payable at the end of each monthly period. The Gentry Consulting Agreement will terminate automatically upon completion of a business combination by the Company, unless sooner terminated by either party subject to the terms and conditions therein. For the three months ended September 30, 2026, the Company incurred $37,500 and paid $37,500 and for the nine months ended September 30, 2026, the Company incurred $112,500 and paid $112,500, resulting in an outstanding balance of $12,500 under the Gentry Consulting Agreement as of September 30, 2026 which is recorded to accounts payable on the condensed balance sheets. Additionally, $12,500 was outstanding as of December 31, 2025 under the Gentry Consulting Agreement.

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

All amounts paid to SCA are intended to represent direct pass-through costs, including a mark-up to cover employment taxes and employee benefits. SCA does not charge the Company a management fee, origination fee, or administrative surcharge. The arrangement is structured with the intention that no profit will accrue to SCA or to Vikas Mittal; however, actual net results to SCA may vary depending on staffing levels, personnel changes, and employment-related costs incurred during any given period. Estimated monthly disbursements to SCA are approximately $50,000, and shall not exceed this amount without advance Audit Committee approval. All amounts payable to SCA under the Consulting Agreement will be funded from the Company’s working capital. For the three and nine months ended September 30, 2026, the Company has incurred $149,800 and $275,804, respectively, and paid $149,904 and $225,938, respectively, under the Consulting Agreement, resulting in amounts payable of $49,866 recorded to accrued expenses on the condensed balance sheets as of September 30, 2026.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

The Underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the units offered in the Initial Public Offering, or $4,400,000 in the aggregate. The Underwriters used $2,200,000 of such funds to purchase from the Company 220,000 Private Units at $10.00 per unit. Additionally, the Underwriters are entitled to a deferred underwriting commission of 4.00% of the gross proceeds of the Initial Public Offering held in the Trust Account (based on the percentage of funds remaining in the Trust Account after redemptions of Public Shares in accordance with the Underwriting Agreement between the Company and the Representative), or up to $8,800,000 in the aggregate. The deferred underwriter commission will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the Underwriting Agreement.

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 770,000 Class A ordinary shares issued and outstanding, excluding 22,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On July 18, 2025, the Company issued 7,666,667 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. The founder shares include an aggregate of up to 1,000,000 shares subject to forfeiture if the over-allotment option is not exercised by the Underwriters in full. The Sponsor has transferred, pursuant to a Securities Transfer Agreement that closed immediately prior to effectiveness of the registration statement, an aggregate of 60,000 founder shares (or 20,000 founder shares to each of Parker White, a director of the Company and the Company’s director nominees, Tyler Evans and Pierre Rochard), for the sum of $0.003 per share. As a result, the Company recorded a share-based compensation expense of $329,000, or $5.49 per Class B ordinary share transferred to the director nominees. On January 17, 2026, the remainder of the Underwriters’ over-allotment option expired, resulting in the forfeiture of 333,334 Class B ordinary shares. As such, as of September 30, 2026 and December 31, 2025, there were 7,333,333 and 7,666,667 Class B ordinary shares issued and outstanding, respectively.

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

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Company’s amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, a special resolution under Cayman Islands law and the Company’s amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the Company’s ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of an initial Business Combination, only holders of the Company’s Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Company’s Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of an initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Note 9 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of assets or paid in connection with the transfer of liabilities in an orderly transaction between market participants at the measurement date.

The following table presents information about the Company’s fair value measurements of the Company’s financial assets and liabilities as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Money market mutual funds held outside Trust Account	1	$1,750,108	$2,301,378
Cash and Treasury Securities held in Trust Account	1	$226,498,377	$220,645,454
Liabilities:
Over-allotment option liability	3	$-	$15,000

The following table presents a roll forward of Level 3 fair value measurements for the nine months ended September 30, 2026:

Over-allotment Option
Balance as of December 31, 2025	$15,000
Expiration of over-allotment option liability	(15,000)
Balance as of September 30, 2026	$-

The fair value of the over-allotment option liability was determined using a Black-Scholes simulation model. The over-allotment option was accounted for as a liability in accordance with ASC 480 and was presented within liabilities on the unaudited condensed balance sheets. The over-allotment liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment liability in the unaudited condensed statements of operations. The following table presents the quantitative information regarding market assumptions used in the valuation of the over-allotment option:

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

For the three months ended September 30, 2026, we had net income of $1,629,695 comprised of $2,006,054 of interest income on the Trust Account, $16,479 of interest income on money market mutual fund, offset by $294,807 of general and administrative expenses, $16,548 of insurance expense, $21,483 of listing fees, and $60,000 of administrative support fee expense.

For the three months ended September 30, 2025, we had net loss of $40,842, comprised of $40,842 of formation, general and administrative costs.

For the nine months ended September 30, 2026, we had net income of $4,947,752 comprised of $5,852,923 of interest income on the Trust Account, $48,730 of interest income on money market mutual fund, and a gain of $15,000 on the extinguishment of the over-allotment option liability, offset by $676,282 of general and administrative expenses, $49,103 of insurance expense, $63,516 of listing fees, and $180,000 of administrative support fee expense.

For the period from June 9, 2025 (inception) through September 30, 2025, we had net loss of $41,989, comprised of $41,989 of formation, general and administrative costs.

Liquidity and Capital Resources

As of September 30, 2026 and as of December 31, 2025, we had cash and cash equivalents of $1,856,072 and $2,637,478, respectively, and cash and treasury securities held in the Trust Account of $226,498,377 and $220,645,454, respectively. As of September 30, 2026 and December 31, 2025 we had working capital of $1,726,361 and $2,582,429, respectively. For the nine months ended September 30, 2026, net cash used in operating activities was $(780,957) and net cash used in financing activities was $(449).

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

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

We believe that the amount of cash not held in the trust account will be sufficient to allow us to operate for at least the remaining Completion Window, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur the following approximate expenses to be paid from the amount not held in the trust account:

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, as of September 30, 2026, the Company has sufficient liquidity to meet its working capital needs until a minimum of one year from the date of issuance of this financial statement. The Company cannot assure that its plans to raise capital or consummate an initial Business Combination will be successful.

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

On January 17, 2026, the remainder of the Underwriters’ over-allotment option expired, resulting in the Sponsor forfeiture of 333,334 Class B ordinary shares. As such, as of September 30, 2026 and December 31, 2025, there were 7,333,333 and 7,666,667 Class B ordinary shares issued and outstanding.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due at the earlier of (i) the closing of the Initial Public Offering or (ii) the date which the Company determines not to proceed with the Initial Public Offering. The Promissory Note will be repaid out of the offering proceeds that has been allocated to the payment of offering expenses. As of December 3, 2025, the date of the Company’s Initial Public Offering, the Company had borrowed $149,000 under the Promissory Note which was repaid in full as of the closing of the Initial Public Offering. As of September 30, 2026 and December 31, 2025, the Promissory Note was no longer available for draw down.

Administrative Services Agreement

Commencing on the effective date of the Registration Statement, the Company entered into an agreement with the Sponsor to pay an aggregate of $20,000 per month for company administration, office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $20,000 per month fee. The Company has recorded $60,000 and $180,000 for the three and nine months ended September 30, 2026, respectively, and has paid $198,710 and $18,710 under the agreement as of September 30, 2026 and December 31, 2025, respectively, resulting in no amounts outstanding as of September 30, 2026 and December 31, 2025.

Consulting Agreement

On December 19, 2025, the Company entered into a consulting agreement with Ryan Gentry (the “Gentry Consulting Agreement”) pursuant to which Mr. Gentry agreed to provide the Company with consulting services, which may include but are not limited to, assisting with analysis and advice regarding the potential investment opportunities for special purpose acquisition companies, accounting and bookkeeping, and administrative support. Pursuant to the terms of the Gentry Consulting Agreement, Mr. Gentry is entitled to a consulting fee of $12,500 per month, payable at the end of each monthly period. The Gentry Consulting Agreement will terminate automatically upon completion of a business combination by the Company, unless sooner terminated by either party subject to the terms and conditions therein. For the three months ended September 30, 2026, the Company incurred $37,500 and paid $37,500 and for the nine months ended September 30, 2026, the Company incurred $112,500 and paid $112,500, resulting in an outstanding balance of $12,500 under the Gentry Consulting Agreement as of September 30, 2026 which is recorded to accounts payable on the condensed balance sheets. Additionally, $12,500 was outstanding as of December 31, 2025 under the Gentry Consulting Agreement

Consulting Services Agreement

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

All amounts paid to SCA are intended to represent direct pass-through costs, including a mark-up to cover employment taxes and employee benefits. SCA does not charge the Company a management fee, origination fee, or administrative surcharge. The arrangement is structured with the intention that no profit will accrue to SCA or to Vikas Mittal; however, actual net results to SCA may vary depending on staffing levels, personnel changes, and employment-related costs incurred during any given period. Estimated monthly disbursements to SCA are approximately $50,000, and shall not exceed this amount without advance Audit Committee approval. All amounts payable to SCA under the Consulting Agreement will be funded from the Company’s working capital. For the three and nine months ended September 30, 2026, the Company has incurred $149,800 and $275,804, respectively, and paid $149,904 and $225,938, respectively, under the Consulting Agreement, resulting in amounts payable of $49,866 recorded to accrued expenses on the condensed balance sheets as of September 30, 2026.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If we complete an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. No unaudited quarterly operating data is included in this Quarterly Report as we have not conducted any operations to date.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of September 30, 2026.

Recent Accounting Standards

Refer to Note 2 – Significant Accounting Policies in the Notes to the Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended September 30, 2026

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

Bitcoin Infrastructure Acquisition Corp Ltd.

November 13, 2026	By:	/s/ Ryan Gentry
		Name:	Ryan Gentry
		Title:	Chief Executive Officer

November 13, 2026	By:	/s/ James DeAngelis
		Name:	James DeAngelis
		Title:	Chief Financial Officer